Form 10-K
period 2021-12-31
Beard Energy Transition Acquisition Corp.
filed 2022-02-25
CIK 1847351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-41098

Beard Energy Transition Acquisition Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-1990354
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

595 Madison Avenue, 29th Floor New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

(713) 446-6259

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one warrant	BRD.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	BRD	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	BRD.WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s units, each consisting of one share of Class A common stock and one-half of one warrant, began trading on the New York Stock Exchange on November 29, 2021. Prior to that date, the registrant’s units were not traded on any national securities exchange. Commencing on January 14, 2022, holders of the registrant’s units were permitted to elect to separately trade the shares of Class A common stock and public warrants included in the units.

As of February 21, 2022, there were 23,001,250 shares of Class A common stock, par value $0.0001 per share, and 5,751,250 shares of Class V common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Table of Contents

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

•	“common stock” are to our Class A common stock and our non-economic Class V common stock, collectively;
•

“equity-linked securities” are to any securities of our company or any of our subsidiaries which are convertible into, or exchangeable or exercisable for, equity securities of our company or such subsidiary, including any private placement of our equity or debt;

•

“founder shares” are to the Class B Units of Opco initially acquired by Beard Energy Transition Acquisition Sponsor LLC prior to our Public Offering (or the Class A Units of Opco into which such Class B Units will convert) and a corresponding number of shares of our Class V common stock;

•

“initial stockholders” are to the holders of our founder shares and sponsor shares, including our Chief Executive Officer and Beard Energy Transition Acquisition Sponsor LLC, to the extent they own such shares;

•	“management” or our “management team” are to our officers and directors;
•	“Opco” is to Beard Energy Transition Acquisition Holdings LLC;
•	“Opco Units” are to the Class A Units and Class B Units of Opco, collectively;
•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of the offering;
•	“Public Offering” are to our initial public offering, which closed on November 29, 2021;
•

“public shares” are to shares of our Class A common stock sold as part of the units in our Public Offering and, unless otherwise stated herein, the 1,250 shares of our Class A common stock forming part of the sponsor shares, which collectively represent 100% of the economic interests in Beard Energy Transition Acquisition Corp.;

•

“public stockholders” are to the holders of our public shares, including our initial stockholders, directors and management team to the extent our initial stockholders, directors and/or members of our management team purchase public shares, provided that each initial stockholder’s, director’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•	“public warrants” are to the warrants sold as part of the units in our Public Offering;
•

“sponsor” are to Beard Energy Transition Acquisition Sponsor LLC, a Delaware limited liability company. Our sponsor is controlled by its managing member, Gregory A. Beard, and owned by our directors, members of our management team and other investors;

•

“sponsor shares” are to the 1,250 Class A Units of Opco and corresponding number of shares of our Class V common stock (which together will be exchangeable into shares of Class A common stock after our initial business combination on a one-for-one basis, subject to adjustment as provided herein) and the 1,250 shares of our Class A common stock purchased by Gregory A. Beard in a private placement prior to our Public Offering; and

•	“we,” “us,” “Company” or “our company” are to Beard Energy Transition Acquisition Corp. and Opco.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

•	our being a company with no operating history and no revenues;
•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial business combination;
•	our expectations around the performance of the prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•

our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic or the worsening thereof and other events (such as terrorist attacks, natural disasters or other significant outbreaks of infectious diseases);

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties;
•	our financial performance; or
•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

RISK FACTORS SUMMARY

We are providing the following summary of the risk factors contained in this Report to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained under the section entitled “Risk Factors” in this Report in their entirety for additional information regarding the risks and uncertainties that could affect our actual results.

•	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
•

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, and even if we seek stockholder approval, our initial stockholders and management may vote in favor regardless of how our public stockholders vote.

•

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target and may not allow us to optimize our capital structure.

•

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

•

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (“COVID-19”) pandemic, or the worsening thereof, and the status of the debt and equity markets.

•

We may not be able to complete our initial business combination within the 18 months (or 21 months, as applicable) after the closing of our Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.

•	Unlike other blank check companies, we may extend the time to complete an initial business combination by up to three months without a shareholder vote or your ability to redeem your shares.
•

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

•	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination.
•

If the proceeds being held in the trust account are insufficient to allow us to operate for at least the next 18 months (or 21 months, as applicable), we may be unable to complete our initial business combination, and the amount available to fund our search for a target business or businesses and complete our initial business combination will be limited.

•

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

•	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets.
•

We may seek business combination opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

•	Unlike some other similarly structured blank check companies, our initial stockholders will receive additional Class A Units of Opco if we issue shares to consummate an initial business combination.
•

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of your investment in us.

•

We may only be able to complete one business combination with the proceeds of our Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

•

Transactions in connection with or in anticipation of our initial business combination may be structured in a manner that is not tax-efficient for our stockholders and/or warrantholders, and our stockholders and warrantholders may be subject to additional income, withholding or other taxes with respect to their ownership of us in connection with our initial business combination. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

•

An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences, including uncertainty with respect to the allocation of basis among the components of our units, the tax treatment of a cashless exercise of warrants and the applicable holding period of our Class A common stock.

•

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances, so to liquidate your investment, you may be forced to sell your public shares or warrants.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share.
•

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

•

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

•	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
•	You will not be permitted to exercise your warrants unless we register and qualify the issuance of the underlying Class A common stock or certain exemptions are available.
•

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

•	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants without value to you.
•

We may issue additional shares of our Class A common stock, preferred stock or Opco Units (and a corresponding number of shares of our Class V common stock) to complete our initial business combination or under an employee incentive plan after completion of our initial business combination.

•	We may seek acquisition opportunities outside of our target industries or sectors.

•	Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel.
•

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and may have conflicts of interest. Further, our sponsor, officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

•

Since our sponsor, officers and directors will lose their entire initial investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

•	Our management team may not be able to maintain control of a target business after our initial business combination.
•

Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us, and may therefore exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

•	Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us and may have the effect of discouraging lawsuits against our directors and officers.

PART I

Item 1.	Business.

Introduction

We are a blank check company incorporated on February 8, 2021 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our “initial business combination”. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

On February 9, 2021, Mr. Beard purchased 1,250 shares of our Class A common stock, 1,250 Class A Units of Opco and 1,250 corresponding shares of our Class V common stock, for an aggregate of $25,000. On February 10, 2021, our sponsor acquired 7,187,500 Class B Units of Opco and a corresponding number of shares of our Class V common stock for no consideration. In October 2021, our sponsor surrendered to us for no consideration 1,437,500 Class B Units of Opco and 1,437,500 shares of our Class V common stock that comprised a portion of the founder shares, which we accepted and cancelled. Upon a liquidation of Opco, distributions generally will be made to the holders of Opco Units on a pro rata basis, subject to certain limitations with respect to the Class B Units of Opco, including that, prior to the completion of the initial business combination, such Class B Units will not be entitled to participate in a liquidating distribution.

On November 29, 2021, we consummated our Public Offering of 23,000,000 units, including 3,000,000 units that were issued pursuant to the underwriter’s exercise of its over-allotment option, at $10.00 per unit, generating gross proceeds of $230,000,000, and incurring offering costs of approximately $8,050,000 to pay deferred underwriting discounts and commissions. Each unit consists of one share of Class A common stock and one-half of one redeemable warrant. Each whole public warrant entitles the holder to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment.

Simultaneously with the closing of our Public Offering, we consummated the private placement (“Private Placement”) of warrants to the sponsor at a price of $1.00 per private placement warrant, generating gross proceeds of $12,225,000. Each private placement warrant is exercisable to purchase one share of our Class A common stock or, in certain circumstances, one Class A Unit of Opco together with a corresponding number of shares of our non-economic Class common stock, subject to certain adjustments.

Approximately $234,625,500 of the net proceeds from the Public Offering and the private sale of private placement warrants with the sponsor has been deposited in a trust account established for the benefit of our public stockholders (the “trust account”).

We received gross proceeds from the Public Offering and the sale of the private placement warrants of $230,000,000 and $12,225,000 respectively, for an aggregate of $242,225,000. $234,625,500 of the gross proceeds were deposited into the trust account. The $234,625,500 of net proceeds held in the trust account includes $8,050,000 of deferred underwriting discounts and commissions that will be released to the underwriters of the Public Offering upon completion of our initial business combination. Of the gross proceeds from the Public Offering and the sale of the private placement warrants that were not deposited in the trust account, $4,600,000 was used to pay underwriting discounts and commissions in the Public Offering, $244,726 was used to repay loans and advances from an affiliate of our sponsor, and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

The shares of our Class V common stock that we have issued will automatically convert into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like.

The Class B Units of Opco will convert into Class A Units of Opco in connection with the initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as described elsewhere in the registration statement on Form S-1 that was filed in connection with our Public Offering. In addition, following our initial business combination, holders of Class A Units of Opco (other than Beard Energy Transition Acquisition Corp.) will have the right, subject to certain limitations, to exchange Class A Units of Opco (and a corresponding number of shares of our Class V common stock) for, at our option, (i) shares of our Class A common stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, or (ii) an equivalent amount of cash.

If additional shares of our Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in our Public Offering and related to the closing of the initial business combination, the number of Class A Units of Opco into which the Class B Units of Opco will convert may be adjusted (unless the holders of a majority of the outstanding founder shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that, after all founder shares have been exchanged for shares of our Class A common stock, the aggregate number of shares of our Class A common stock received by holders in exchange for founder shares would equal 20% of the sum of the total outstanding shares of our Class A common stock upon the completion of our Public Offering (excluding the sponsor shares and any shares issuable upon exercise of any warrants) plus all shares of our Class A common stock and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination). In addition, the number of outstanding shares of our Class V common stock will be adjusted through a stock split or stock dividend so that the total number of outstanding shares of our Class V common stock corresponds to the total number of Class A Units of Opco outstanding (other than those held by Beard Energy Transition Acquisition Corp.) plus the total number of Class A Units of Opco into which the outstanding Class B Units of Opco are entitled to convert.

Commencing January 14, 2022, holders of the units sold in our Public Offering may elect to separately trade the shares of Class A common stock and public warrants included in the units. The shares of Class A common stock and public warrants that are separated trade on the New York Stock Exchange (“NYSE”) under the symbols “BRD” and “BRD.WS,” respectively. Those units not separated continue to trade on the NYSE under the symbol “BRD.U.”

Market Opportunity

We believe that the next ten years will be a period of significant transformation in the energy industry as cultural preferences and regulatory edicts drive decarbonization and sustainability goals.  Two ramifications of these trends will be (1) a continuing shift away from carbon intensive forms of electricity generation towards more renewable, carbon neutral generation capacity and (2) increased demand for electricity due to electrification of transportation, HVAC and other energy end uses.  These trends will have potentially destabilizing impacts on the current transmission and distribution of electricity, a system which was set up to deliver dispatchable power.  The anticipated increased burden and complexity of the distribution system will continue to generate significant opportunity for enhanced management of the grid system, optimization and integration of renewable power generation and solutions to increase reliability, remove burdens where possible and debottleneck existing transmission and distribution systems.

From 1990 to 2020, the total electricity consumption in the United States increased around 30% from 3 terawatt hours to 4 terawatt hours. Recent EIA projections anticipate the consumption to increase over 50% to 6 terawatt hours by 2030, driven by the ongoing electrification efforts.  This forecast is a 15-fold increase in the annual growth rate of the demand for electricity, indicating a large increased burden on the electric transmission and distribution systems.

Not only will the increased focus on electrification increase the overall burden on the system, the shift towards carbon neutral, renewable power generation means that power will be generated from highly distributed, intermittent sources which will increase complexity of the transmission system. The United States generation mix has already shifted significantly in a short period of time toward renewable sources. Between 2001 and 2020, utility scale solar and wind energy generation increased by almost a factor of 60, from about 7 gigawatt hours a year to almost 430 gigawatt hours per year in 2020.1  Wind and solar power generation has increased from less than half a percent of all power generation in 2001 to just over 10% of power generation in 2020 and are expected by the EIA to make up nearly 25% of all power generation by 2050.2 The ongoing shift away from coal and nuclear to wind and solar is expected to decrease the average power plant size by a multiple of six, dramatically increasing the number of connections needed to provide the same quantum of power.3  Additionally, given the intermittency of wind and solar generation, attaining reliability will require larger pooling of the resources and higher operating reserves to increase the statistical probability that the supply will be able to meet demand, again increasing the number of interconnections into the grid. Clean-technologies, software, equipment and services will be required to efficiently integrate these resources.

Much of the existing transmission and distribution system was built prior to the introduction of utility scale intermittent power sources and widespread digitization and internet access.  According to the U.S. Department of Energy, 70% of power transformers and transmission lines were built before 1990 and 60% of circuit breakers before 1985.4   As a result, to support increased burden and complexity, capital investment by major utilities in upgrades and expansions of transmission and distribution systems has increased substantially and is expected to continue to be high.  In 2020, approximately $235 billion was invested globally in the grid and projections indicate that this number will need to rise above $600 billion, $120 billion of which is needed in the United States, per year to support the anticipated balancing requirements.5

Most of this anticipated investment globally is forecast to be in technological advances in smart grids, smart meters and grid management, which are transforming the delivery of electricity.6  We expect digital and infrastructure opportunities such as intelligent software, behind the grid solutions and battery storage will play key roles in addressing the increasing transmission and distribution complexity.  We intend to exploit the opportunities presented by the increased pressure on the transmission and distribution systems including businesses that focus on managing electricity supply and demand optimization.

In summary, we believe that the increasing demand, complexity and need to optimize the energy transmission and distribution sector will present unique opportunities with high growth and margin profiles.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, grow a company whose primary focus is developing and advancing a platform that serves the electricity transmission and distribution sector and is poised to benefit from the increased capacity and complexity of the system. We intend to target an opportunity that complements the experience of our management team and can benefit from their operational expertise and/or executive oversight.  Our management team has a demonstrated history of successfully building investment platforms through a highly selective investment and diligence process. We intend to leverage our knowledge across the energy and energy transition landscape to source a business combination that complements our experience and vision to provide a desirable return on capital. Our acquisition strategy utilizes the management team’s deep relationship networks across private equity, venture capital, family businesses, corporate executives and investment banks to source an attractive investment company. Our selection process leverages the management team’s and the board’s broad and deep relationship network, unique industry experiences and extensive deal-sourcing capabilities to access a broad universe of potential opportunities. We expect to develop this network through our management team’s deep industry relationships with demonstrated success in both investing in and operating businesses across a variety of industries and at numerous stages of these companies’ life cycles. We are focused on opportunities where our management team’s strategic vision, operating expertise, deep relationships and capital markets experience can be catalysts for growth, augmented competitive position and financial upside in an initial business combination. We intend to identify and execute an initial business combination

[1]	Note: www.eia.gov
[2]	Note: www.eia.gov/outlooks/aeo/electricity/sub-topic-03.php
[3]	Note: BloombergNEF’s Power Grid Long-Term Outlook 2021, dated February 2021.
[4]	Note: Quadrennial Technology Review 2015, Enabling Modernization of the Electric Power System.
[5]	Note: BloombergNEF’s Power Grid Long-Term Outlook 2021, dated February 2021.
[6]	Note: BloombergNEF’s Power Grid Long-Term Outlook 2021, dated February 2021.

within the energy transition landscape in the United States or Europe, although we may pursue targets in any business, industry, sector or geographical location. Our management team has an established history in identifying and capitalizing on key trends that have shaped the global energy transition infrastructure and markets and built leading platforms to scale within the marketplace.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination.  We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target that does not meet these criteria and guidelines.  We intend to acquire target businesses that we believe:

•	Demonstrate, or have the potential to develop, sound financial performance, with visibility into revenue and cash flow growth and predictable future financial performance;
•	Operate in high growth, large addressable markets with favorable long-term market dynamics;
•

Display unique business attributes and/or product offerings that provide us with confidence about the long-term sustainability as a profitable company and ability to deploy growth capital in a highly profitable manner;

•	Exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the Company’s growth strategy; and
•	Are at an inflection point, such as requiring additional management expertise, industrial know-how, strategic guidance, and our global network to accelerate growth and profitability.

Potential upside from growth in the target business and an improved capital structure will be weighed against any identified downside risks.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation or tender offer materials that we would file with the U.S. Securities and Exchange Commission (the “SEC”).

Initial Business Combination

The NYSE rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the net assets held in trust (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of the agreement to enter into the initial business combination. Our board will make the determination as to the fair market value of a target business or businesses. If our board is not able to independently determine the fair market value of a target business or businesses, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority Inc. (“FINRA”), or another independent entity that commonly renders valuation opinions. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if our board is less familiar or experienced with the target company’s business or there is a significant amount of uncertainty as to the value of the company’s assets or prospects.

We may pursue an acquisition opportunity jointly with our sponsor, or one or more affiliates, which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Our sponsor and its affiliates have no obligation to make any such investment, and may compete with us for potential business combinations. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing stockholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our founder shares, issuances or deemed issuances of our Class A common stock or equity-linked securities would result in an adjustment to the number of Class A Units of Opco into which the Class B Units of Opco will convert (unless the holders of a majority of the outstanding founder shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that, after all founder shares have been exchanged for shares of our Class A common stock, the aggregate number of shares of our Class A common stock received by holders in exchange for founder shares would equal 20% of the sum of the total outstanding shares of our Class A common stock following the completion of our Public Offering plus all shares of our Class A common stock and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and excluding the sponsor shares).

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will, together with Opco, own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, including an Affiliated Joint Acquisition as described above. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”), as amended. If we control less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that is controlled is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for seeking stockholder approval or for purposes of a tender offer, as applicable.

Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our transactional, financial, managerial and investment experience.

We are not prohibited from pursuing an initial business combination with or from a company that is affiliated with our sponsor, officers or directors or from entering into an agreement with our sponsor, officers or directors or their affiliates with respect to the operation of any business we acquire in connection with the initial business combination. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or from another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors directly or indirectly own founder shares, sponsor shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Members of our sponsor and our management team are continuously made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination; we have not, however, selected any specific business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity.  We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

In addition, our directors, officers and other members of our sponsor may sponsor other blank check companies similar to ours during the period in which we are seeking an initial business combination, and our directors or members of our management team may participate in such blank check companies. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for shares of our Class A common stock (or shares of a new holding company), Opco Units (and corresponding shares of our Class V common stock) or for a combination of shares of our Class A common stock, Opco Units (and corresponding shares of our Class V common stock) and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent or at all in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to successfully market the offering at an acceptable price, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. As a public company, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its equity as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s background will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2021 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act,”) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates as of the end of that year’s second fiscal quarter is at least $250 million or (ii) in the event our annual revenues are less than $100 million during the prior fiscal year, the market value of our common stock held by non-affiliates as of the end of that year’s second fiscal quarter is at least $700 million.

Financial Position

With funds available for a business combination initially in the amount of $226,575,500 after payment of up to $8,050,000 of deferred underwriting discounts and commissions before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to tailor the consideration to fit the needs of the target business. However, we have not taken any steps to secure third party financing and there can be no assurance that it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our Public Offering. We intend to effectuate our initial business combination using cash from the proceeds of our Public Offering and the private placement warrants, our capital stock, debt or a combination of the foregoing.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other businesses or assets or for working capital.

We have not selected any business combination target. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business, other than our officers and directors. Accordingly, there is no current basis for investors in our Public Offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management team will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management team determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management team determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. We have agreed to reimburse our sponsor or an affiliate thereof in an amount equal to $25,000 per month for administrative support made available to us, of which

$16,667 per month will be to reimburse our sponsor or an affiliate thereof for payments to Ms. James, our Chief Financial Officer, and to reimburse our sponsor and its affiliates for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with or from a company that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors or their affiliates. We are also not prohibited from entering into an agreement with our sponsor, officers or directors or their affiliates with respect to the operation of any business we acquire in connection with the initial business combination. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or from another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in the section of this Report entitled “Management — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.

Selection of a Target Business and Structuring of our Initial Business Combination

The NYSE rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in trust (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries. In addition, we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. Subject to these requirements, our management team will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses.

In any case, we will only complete an initial business combination in which we control 50% or more of the outstanding voting securities of the target or otherwise are not required to register as an investment company under the Investment Company Act. If we control less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are controlled is what will be valued for purposes of the NYSE’s 80% of net assets test. There is no basis for investors in our Public Offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our business combination.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management team will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The Company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we are focusing our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is an explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the Company	No
Merger of target into a subsidiary of the Company	No
Merger of the Company with a target	Yes

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•

we issue shares of our Class A common stock, or securities convertible into or exercisable for our Class A common stock (including Opco Units (and corresponding shares of our Class V common stock)), that will be equal to or in excess of 20% of the number of shares of our common stock or voting power then outstanding;

•

any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of our Class A common stock to be issued, or if the number of shares of our Class A common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors or officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

•

the issuance or potential issuance of shares of our Class A common stock or securities convertible into or exercisable for shares of our Class A common stock (including Opco Units (and corresponding shares of our Class V common stock)) will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of public shares our sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of the NYSE. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of shares of our Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our sponsor, officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Stockholders Upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of our Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to pay taxes of the Company or Opco, divided by the number of then outstanding public shares and Class A Units of Opco (other than those held by Beard Energy Transition Acquisition Corp.), subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting discounts and commissions we will pay to the underwriter.  Our sponsor, officers and directors will not be entitled to redemption rights with respect to any founder shares, sponsor shares or public shares held by them in connection with the completion of our business combination. In connection with the redemption of any public shares, a corresponding number of Class A Units of Opco held by us will also be redeemed.

Limitations on Redemptions

Pursuant to our amended and restated certificate of incorporation, we will not redeem our public shares if such redemption would cause our Class A common stock to become a “penny stock” as such term is defined in Rule 3a51-1 of the Exchange Act. This may require us to not redeem the public shares, or not close the initial business combination, if it would result in us having less than $5,000,000 in net tangible assets unless another exemption from the definition of “penny stock” is available. Additionally, we may be subject to a minimum cash requirement or a maximum redemption requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of our Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of our Class A common stock submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of our Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target business in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We currently intend to conduct redemptions in connection with a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.

If we hold a stockholder vote to approve our initial business combination, we will, pursuant to our amended and restated certificate of incorporation:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders count toward this quorum and have agreed to vote their founder shares, sponsor shares and any public shares purchased during or after our Public Offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares and sponsor shares, assuming all outstanding shares are voted, we would need 8,623,751, or 37.495%, of the 23,000,000 public shares sold in our Public Offering to be voted in favor of a transaction in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, sponsor shares or public shares held by them in connection with the completion of a business combination.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
•

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than the number of public shares we are permitted to redeem. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Limitation on Redemption Upon Completion of our Initial Business Combination if we Seek Stockholder Approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of our Class A common stock, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management team to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of our Class A common stock could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management team at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of our Class A common stock without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, such restriction does not affect our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

Public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials (as applicable) mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation or tender offer materials (as applicable) that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the Company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the Company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the Company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 18 months (or 21 months, as applicable) from the closing of our Public Offering.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 18 months (or 21 months, as applicable) from the closing of our Public Offering to complete our initial business combination. If we do not complete our business combination within such 18-month (or 21-month, as applicable) period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to pay taxes of the Company or Opco (less an amount required to satisfy taxes of the Company and Opco and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares and Class A Units of Opco (other than those held by Beard Energy Transition Acquisition Corp.), which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire without value to the holder if we fail to complete our business combination within the 18-month (or 21-month, as applicable) time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 18 months from the closing of our Public Offering. However, if our sponsor, officers or directors continue to own sponsor shares or acquire public shares in or after our Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares and the sponsor shares, if we fail to complete our initial business combination within the allotted 18-month (or 21-month, as applicable) time period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 18 months (or 21 months, as applicable) from the closing of our Public Offering or (ii) with respect to any other provision relating to the rights of holders of our Class A common stock or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of our Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to pay taxes of the Company or Opco, divided by the number of then outstanding public shares and Class A Units of Opco (other than those held by Beard Energy Transition Acquisition Corp.). However, we may be required to not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 in order that we are not subject to the SEC’s “penny stock” rules. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy this requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. Pursuant to our amended and restated certificate of incorporation, such an amendment would need to be approved by the affirmative vote of the holders of at least 65% of all then outstanding shares of our common stock.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining as part of the estimated $1,499,500 of cash held outside of the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our Public Offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the Delaware General Corporation Law (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors (other than our independent registered public accounting firm), service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management team will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes of the Company or Opco, except as to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) and except as to any claims under our indemnity of the underwriter of our Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes of the Company or Opco, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share.

We will have access to up to approximately $1,499,500 from the proceeds of the private placement warrants that are not held in the trust account (less any expenses paid following the offering that are not otherwise recoverable) with which to pay any of our creditors’ potential claims. In the event that our offering expenses exceed our estimate of $1,499,500, we may fund such excess expenses with funds from the funds not to be held in the trust account.

We will seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act.

In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. More specifically, under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 18 months (or 21 months, as applicable) from the closing of our Public Offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 18 months (or 21 months, as applicable) from the closing of our Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our business combination within 18 months (or 21 months, as applicable) from the closing of our Public Offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to pay taxes of the Company or Opco (less an amount required to satisfy taxes of the Company and Opco and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares and Class A Units of Opco (other than those held by Beard Energy Transition Acquisition Corp.), which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month (or 21st month, if applicable), and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes of the Company or Opco and will not be liable as to any claims under our indemnity of the underwriter of our Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only (a) in the event of the redemption of our public shares if we do not complete our business combination within 18 months (or 21 months, as applicable) from the closing of our Public Offering, subject to applicable law, (b) in the event of the redemption of any public shares (other than sponsor shares) properly submitted in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (i) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 18 months (or 21 months, as applicable) from the closing of our Public Offering, or (ii) with respect to any other provision relating to the rights of holders of our Class A common stock or pre-initial business combination activity, or (c) if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Limited Payments to Insiders

There will be no finder’s fees, reimbursements or cash payments made by the Company to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our Public Offering held in the trust account prior to the completion of our initial business combination:

•	repayment of $256,359 in loans made to us by our sponsor to cover offering-related and organizational expenses;
•

reimbursement for administrative and support services provided to us by our sponsor, in an amount equal to $25,000 per month (including $16,667 per month payable to the Company’s chief financial officer);

•

underwriting discounts and commissions, placement agent fees, initial purchaser fees or discounts, finders’ fees, arrangement fees, commitment fees and transaction, structuring, consulting, advisory and management fees and similar fees for services rendered prior to or in connection with the completion of an initial business combination;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and
•

repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements have been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Additionally, $2,300,250 may be loaned by the sponsor in its sole discretion to fund the three-month extension on the period of time in which the Company has to consummate an initial business combination. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Human Capital Management

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies provides us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions. See “Part III, Item 10. Directors, Executive Officers and Corporate Governance” for a more complete description of our management team’s experience.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and public warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials (as applicable) sent to stockholders. These financial statements may be required to be prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), or reconciled to, GAAP, or International Financial Reporting Standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that any applicable requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 595 Madison Avenue, 29th Floor, New York, NY 10022 or by telephone at (214) 833-8913.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results, and we did not commence operations until obtaining funding through our Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirements. Except as required by applicable law or stock exchange listing requirements, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete. Please see the section entitled “Proposed Business — Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our initial stockholders and management have agreed to vote in favor of such initial business combination regardless of how our public stockholders vote.

Our initial stockholders own shares representing 20% of the voting power of our common stock, in the form of our Class V common stock (assuming they do not purchase any units in our Public Offering and excluding the sponsor shares). Our initial stockholders and management also may from time to time purchase shares of our Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares and sponsor shares.  As a result, in addition to our initial stockholders’ founder shares and sponsor shares, assuming all outstanding shares are voted, we would need 8,623,751, or 37.495%, of the 23,000,000 public shares sold in our Public Offering to be voted in favor of a transaction in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, we may be required to not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 in order that we are not subject to the SEC’s “penny stock” rules or to satisfy a minimum cash requirement or maximum redemption requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause us to not satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a greater number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting discounts and commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting discounts and commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting discounts and commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus, we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Court of Chancery in the State of Delaware in accordance with Section 211(c) of the DGCL.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months (or 21 months, as applicable) from the closing of our Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic, or the worsening thereof, and the status of the debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The outbreak of the COVID-19 pandemic continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and service providers, limit our ability to thoroughly conduct due diligence, or restrict our ability to negotiate and consummate a transaction in a timely manner. Additionally, the effects of COVID-19, or the worsening thereof, may negatively impact businesses we may seek to acquire. The extent to which the COVID-19 pandemic impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the COVID-19 pandemic or treat its impact, among others. If the disruptions posed by the COVID-19 pandemic or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by the COVID-19 pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial business combination within the 18 months (or 21 months, as applicable) after the closing of our Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.

We may not be able to find a suitable target business and complete our initial business combination within 18 months (or 21 months, as applicable) after the closing of our Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein including the impact of COVID-19. If we have not completed our initial business combination within such time period; we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to pay taxes of the Company or Opco (less an amount required to satisfy taxes of the Company and Opco and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares and Class A Units of Opco (other than those held by Beard Energy Transition Acquisition Corp.), which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share, and our warrants will expire without value to the holder. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.

An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences. For instance, because there is no authority that directly addresses the U.S. federal income tax implications of instruments similar to the units we issued in the Public Offering, the allocation an investor makes of the purchase price of a unit between the share of our Class A common stock and the partial warrant to purchase a share of Class A common stock included in each unit could be challenged by the Internal Revenue Service (“IRS”) or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants is unclear under current law, and certain adjustments to the exercise price or number of shares of common stock issuable upon an exercise of warrants could give rise to taxable “constructive distributions” on the warrants. Additionally, it is unclear whether the redemption rights with respect to our shares of Class A common stock suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A common stock is long-term capital gain or loss and for determining whether any dividend we pay would be eligible for favorable U.S. federal income tax treatment. Each prospective investor is urged to consult and rely solely upon its own tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

The U.S. federal income tax treatment of the redemption of Class A common stock as a sale of such Class A common stock depends on a stockholder’s specific facts.

The U.S. federal income tax treatment of a redemption of Class A common stock will depend on whether the redemption qualifies as a sale of such Class A common stock under Section 302(a) of the Code, which will depend largely on the total number of shares of common stock treated as held by the stockholder electing to redeem Class A common stock (including any shares of common stock constructively owned by the holder, including as a result of owning private placement warrants or public warrants) relative to all of the common stock outstanding before and after the redemption. If such redemption is not treated as a sale of Class A common stock for U.S. federal income tax purposes, the redemption will instead be treated as a corporate distribution.

Unlike other blank check companies, we may extend the time to complete an initial business combination by three months without a shareholder vote or your ability to redeem your shares.

We will have until 18 months from the closing of our Public Offering to consummate an initial business combination. However, unlike other similarly structured blank check companies, if we anticipate that we may not be able to consummate our initial business combination within 18 months, our sponsor or its affiliates or designees may, but are not obligated to, extend the period of time to consummate a business combination by an additional three months (for a total of 21 months to complete an initial business combination); provided that, pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, the only way to extend the time available for us to consummate our initial business combination is for our sponsor or its affiliates or designees, upon five days’ advance notice prior to the deadline, to deposit into the trust account $2,300,250 ($0.10 per share of Class A common stock), on or prior to the date of the applicable deadline. Public shareholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders or public warrantholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of public shares our sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of the NYSE. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of our Class A common stock without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions or otherwise. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. As a result, you will continue to hold such Excess Shares and, in order to dispose of such shares, would be required to sell your stock in open market transactions or otherwise, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target businesses will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

If we do not complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

If the net proceeds of our Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 18 months (or 21 months, as applicable), we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.20 per share (or $10.30 per share if the period of time to consummate a business combination is extended to 21 months), or less than such amount in certain circumstances, and our warrants will expire without value to the holder.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 18 months (or 21 months, as applicable), assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate for at least the next 18 months (or 21 months, as applicable); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of such funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of such funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire without value to the holder. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

If the net proceeds of our Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 18 months (or 21 months, as applicable), it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay taxes of the Company or Opco and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our Public Offering and the sale of the private placement warrants, only approximately $1,499,500 will be available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $1,500,000, we may fund such excess expenses with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,500,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our sponsor, members of our management team or other third parties to operate or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.20 per share, or possibly less, on our redemption of our public shares, and our warrants will expire without value to the holder. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to focus our search for a target business on electric power grid opportunities associated with energy transition infrastructure buildout, we may complete a business combination with an operating company in any industry or sector. However, we are not, under our amended and restated certificate of incorporation, permitted to effectuate our business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be adversely affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We may seek business combination opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues, cash flows or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues, cash flows or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from another independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm. However, our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

Unlike some other similarly structured blank check companies, our initial stockholders will receive additional Class A Units of Opco if we issue shares to consummate an initial business combination.

The founder shares consist of Class B Units of Opco (and any Class A Units of Opco into which such Class B Units are converted) and a corresponding number of shares of our Class V common stock, which together will be exchangeable for shares of our Class A common stock after the time of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. If additional shares of our Class A common stock or equity-linked securities convertible or exercisable for shares of our Class A common stock are issued or deemed issued in excess of the amounts sold in our Public Offering and related to the closing of our initial business combination, the number of Class A Units of Opco into which the Class B Units of Opco will convert may be adjusted so that, after all founder shares have been exchanged for shares of our Class A common stock, the aggregate number of shares of our Class A common stock received by holders in exchange for founder shares would equal 20% of the total outstanding shares of our Class A common stock upon completion of our Public Offering plus the number of shares of our Class A common stock and equity-linked securities issued or deemed issued in connection with our initial business combination, excluding any shares of our Class A common stock or equity-linked securities issued, or to be issued, to any seller in our initial business combination, and excluding the sponsor shares. In addition, the number of outstanding shares of our Class V common stock will be adjusted through a stock split or stock dividend so that the total number of outstanding shares of our Class V common stock corresponds to the total number of Class A Units of Opco outstanding (other than those held by Beard Energy Transition Acquisition Corp.) plus the total number of Class A Units of Opco into which the Class B Units of Opco are entitled to convert.

Resources could be wasted in evaluating business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.

If the net proceeds of our Public Offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from public stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of your investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our Public Offering, we may choose to incur substantial debt to complete our business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our common stock;
•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
•	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

A portion of the purchase price of the private placement warrants will, in addition to the proceeds from our Public Offering, be held in the trust account, such that at the time of closing, approximately $226,575,500 will be available to complete our business combination and pay related fees and expenses.

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we are focusing our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to complete business combinations with multiple prospective targets simultaneously, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to acquire several businesses that are owned by different sellers simultaneously, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations of the combined business.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In order to effectuate our initial business combination, we may seek to amend our amended and restated certificate of incorporation or other governing instruments in a manner that will make it easier for us to complete our initial business combination but that our stockholders or warrantholders may not support.

In order to effectuate a business combination, we may amend various provisions of our charter and governing instruments, including the warrant agreement, the underwriting agreement relating to our Public Offering, the letter agreement among us and our sponsor, officers and directors, and the registration rights agreement among us and our initial stockholders. Our charter and these agreements contain various provisions that our public stockholders might deem to be material. While we do not expect our board to approve any amendment to our charter or any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to our charter or any such agreement in connection with the consummation of our initial business combination. Except in relation to the charter, any such amendments would not require approval from our stockholders. Any such amendments may have an adverse effect on the value of an investment in our securities. We cannot assure you that we will not seek to amend our charter or other governing instruments effectuate our initial business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting contain certain financial significance tests including specified target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP, or international financial reporting standards as issued by the IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

If we pursue a target business with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence or enforcing our rights in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the election of directors, which require the approval of holders of at least 90% of our common stock voting at a stockholder meeting) related to pre-business combination activity (including the requirement to deposit proceeds of our Public Offering and the private placement warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange listing requirements. Our initial stockholders, who will beneficially own 20% of the total outstanding shares of our Class A common stock upon the closing of our Public Offering (assuming the exchange of all the founder shares for our Class A common stock and that they do not purchase any units in our

Public Offering and excluding the sponsor shares), will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination of which you do not approve. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 18 months (or 21 months, as applicable) from the closing of our Public Offering or (ii) with respect to any other provision relating to the rights of holders of our Class A common stock or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of our Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to pay taxes of the Company or Opco, divided by the number of then outstanding public shares and Class A Units of Opco (other than those held by Beard Energy Transition Acquisition Corp.). These agreements are contained in a letter agreement, the form of which is filed as an exhibit to the registration statement which has been filed in a Current Report on Form 8-K, that we have entered into with our sponsor, officers and directors. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we do not complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.20 per share.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Transactions in connection with or anticipation of our initial business combination may not be tax-efficient to our stockholders and warrantholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure transactions in connection with our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in anticipation of or as a result of our initial business combination and subject to requisite stockholder approval, we may enter into one or more transactions that require stockholders and/or warrantholders to recognize gain or income for tax purposes or otherwise increase their tax burden. We do not intend to make any cash distributions to stockholders or warrantholders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrantholder may be required to satisfy any liability resulting from any such transactions with cash from its own funds or by selling all or a portion of such holder’s shares or warrants. In addition, we may effect a business combination with a target company in another jurisdiction or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). As a result, stockholders and warrantholders may be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

Furthermore, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect any such transaction, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in many jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we may face additional burdens in connection with investigating, agreeing to and completing such an initial business combination, and if we effect an initial business combination with a target company that has business operations, or is organized, outside of the United States or in multiple jurisdictions, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•

higher costs and difficulties inherent in executing cross-border transactions, managing cross-border business operations, and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;
•	laws governing the manner in which future business combinations may be effected;
•	exchange listing and/or delisting requirements;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;
•	unexpected changes in regulatory requirements;
•	longer payment cycles;
•

tax issues, including limits on our ability to change our tax residence from the United States, complex withholding or other tax regimes which may apply in connection with our business combination or to our structure following our business combination, variations in tax laws as compared to the United States, and potential changes in the applicable tax laws in the United States and/or relevant non-U.S. jurisdictions;

•	currency fluctuations and exchange controls;
•	rates of inflation;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	underdeveloped or unpredictable legal or regulatory systems;
•	corruption;
•	protection of intellectual property;
•	social unrest, crime, strikes, riots and civil disturbances;
•	regime changes and political upheaval;
•	terrorist attacks and wars; and
•	deterioration of political relations with the United States.

If we complete such initial business combination, our operations might suffer, which may adversely impact our business, financial condition and results of operations.

Risks Relating to our Securities

You do not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders are entitled to receive funds from the trust account only upon the earliest to occur of: (a) the redemption of any public shares properly submitted in connection with our completion of an initial business combination (including the release of funds to pay any amounts due to any public stockholders who properly exercise their redemption rights in connection therewith), (b) the redemption of any public shares (other than sponsor shares) properly submitted in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (i) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 18 months (or 21 months, as applicable) from the closing of our Public Offering, or (ii) with respect to any other provision relating to the rights of holders of our Class A common stock or pre-initial business combination activity or (c) the redemption of our public shares if we do not complete an initial business combination within 18 months (or 21 months, as applicable) from the closing of our Public Offering, subject to applicable law and as further described herein. In addition, if we do not complete an initial business combination within 18 months (or 21 months, as applicable) from the closing of our Public Offering for any reason, Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 18 months (or 21 months, as applicable) from the closing of our Public Offering before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We have listed our units, Class A common stock and warrants on the NYSE. Although after giving effect to our initial business combination we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 round lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, our aggregate market value would be required to be at least $100,000,000, and the market value of our publicly-held shares would be required to be at least $80,000,000. We cannot assure you that we will be able to meet those initial listing requirements at any time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and our Class A common stock and warrants are listed on the NYSE, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Since only holders of shares of our Class V common stock will have the right to vote on the election of directors prior to our initial business combination, we are a “controlled company” within the meaning of the NYSE rules and, as a result, we qualify for exemptions from certain corporate governance requirements.

Only holders of shares of our Class V common stock have the right to vote on the election of directors. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;
•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We utilize certain of these exemptions. We comply with the other corporate governance requirements of the NYSE, subject to applicable phase in rules. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

You are not be entitled to protections normally afforded to investors of many other blank check companies.

Because our Class A common stock is approved for listing on a national securities exchange, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our units are immediately tradable and we have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management team will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.20 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement which has been filed in a Current Report on Form 8-K, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes of the Company or Opco, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of our Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes of the Company or Opco, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditor.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Public Offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (a) the completion of our initial business combination; (b) the redemption of any public shares (other than sponsor shares) properly submitted in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (i) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 18 months (or 21 months, as applicable) from the closing of our Public Offering, or (ii) with respect to any other provision relating to the rights of holders of our Class A common stock or pre-initial business combination activity or; or (c) the redemption of our public shares if we do not complete our business combination within 18 months (or 21 months, as applicable) from the closing of our Public Offering, subject to applicable law. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination, or may result in our liquidation. If we do not complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months (or 21 months, as applicable) from the closing of our Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month (or the 21st month, as applicable) from the closing of our Public Offering in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months (or 21 months, as applicable) from the closing of our Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

You will not be permitted to exercise your warrants unless we register and qualify the issuance of the underlying Class A common stock or certain exemptions are available.

If the issuance of Class A common stock upon the exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, warrantholders will not be entitled to exercise such warrants and such warrants may have no value and expire without value to the holder.

While we have registered the Class A common stock issuable upon exercise of the warrants under the Securities Act as part of the registration statement on Form S-1 that was filed in connection with our Public

Offering, we do not plan on keeping a prospectus current until required to pursuant to the warrant agreement. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 20 business days, after the closing of our initial business combination, we will use commercially reasonable efforts to file a post-effective amendment to this registration statement or a new registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the consolidated financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of shares of Class A common stock that you will receive upon cashless exercise will be based on the applicable formula specified herein.  However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws, and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire without value to the holder. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of our Class A common stock included in the units. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of our Class A common stock for sale under all applicable state securities laws.

The exercise price for the public warrants is higher than in some other blank check company offerings, and accordingly, the warrants are more likely to expire without value to the holder.

The exercise price of the public warrants is higher than in some other blank check companies. For example, historically, the exercise price of a warrant was often a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share, subject to adjustments as provided herein. As a result, the warrants are less likely to ever be in the money and more likely to expire without value to the holder.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our Public Offering, our initial stockholders and their permitted transferees can demand that we register the shares of our Class A common stock into which founder shares and sponsor shares are exchangeable, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the shares of our Class A common stock issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants. Assuming the founder shares and sponsor shares are exchanged on a one for one basis and no warrants are issued upon conversion of working capital loans, an aggregate of up to 5,752,500 shares of our Class A common stock and up to 12,225,000 warrants are subject to registration under these agreements. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders, holders of our private placement warrants, holders of working capital loans or their respective permitted transferees are registered.

We may amend the public terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrant could be converted into cash or stock (at a ratio different than initially provided), the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our public warrants were issued in registered form under the public warrant agreement entered into in connection with the Public Offering between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or mistake (including to conform the terms of the warrants to those described herein), but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired public warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants without value to you.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding public warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.

We issued warrants to purchase up to 11,500,000 shares of Class A common stock as part of the units offered in our Public Offering and, simultaneously with the closing of our Public Offering, we issued in a private placement warrants to purchase an aggregate of up to 12,225,000 shares of Class A common stock at $11.50 per share of Class A common stock. Our sponsor currently owns the founder shares, consisting of 5,750,000 Class B Units of Opco and a corresponding number of shares of our Class V common stock.  The Class B Units of Opco will convert into Class A Units of Opco in connection with our initial business combination on a one-for-one basis, subject to certain anti-dilution rights. The Class A Units of Opco (together with a corresponding number of shares of our Class V common stock) are exchangeable for shares of our Class A common stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as set forth herein. In addition, if our sponsor makes any working capital loans or loans to extend our time to complete our initial business combination, it may convert those loans into up to an additional 1,500,000 private placement warrants and up to 2,300,250 private placement warrants, respectively, at the price of $1.00 per warrant. To the extent we issue shares of our Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of our Class A common stock upon exercise of these warrants and exchange rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of our Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one public warrant. Pursuant to the public warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole warrants will trade. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreements may make it more difficult for us to consummate an initial business combination.

If (x) we issue additional Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per share of Class A common stock, (y) the aggregate gross proceeds from such issuance represents more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the market value is below $9.20 per share, then (i) the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the market value and the newly issued price and, with respect to the public warrants only, (ii) the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

Our warrant agreements designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrantholders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreements provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the warrant agreements do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrantholder in any such enforcement action by service upon such warrantholder’s counsel in the foreign action as agent for such warrantholder.

This choice-of-forum provision may limit a warrantholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management team and board of directors.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that we may be required to not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 in order that we are not subject to the SEC’s “penny stock” rules. As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of our Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of any proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of our Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

If you exercise your warrants on a “cashless” basis, you will receive fewer Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the warrants may be required or permitted to be made on a cashless basis.  If the shares of our Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that the shares of our Class A common stock satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. “Cashless exercise” means the warrantholder pays the exercise price by giving up some of the shares for which the warrant is being exercised, with those shares valued at the then current market price. To exercise warrants on a cashless basis in this circumstance, each holder would pay the exercise price by surrendering the warrants in exchange for a number of shares of our Class A common stock equal to the quotient obtained by dividing (x) the product of (i) the number of shares of our Class A common stock underlying the warrants and (ii) the difference between the “fair market value” and the exercise price of the warrants by (y) such fair market value. Solely for the purposes of the proceeding sentence, “fair market value” shall mean the 10-day average trading price of our Class A common stock as of the date on which the notice of exercise is received by the warrant agent.

In addition, if a registration statement covering the shares of our Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day following the closing of our initial business combination, we will be required to permit holders to, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

If we choose to require holders to exercise their warrants on a cashless basis, which we may do at our sole discretion, or if holders elect to do so when there is no effective registration statement, the number of shares of our Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised such warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the shares of our Class A common stock have a fair market value per share of $17.50 per share, then upon the cashless exercise, the holder will receive 300 shares of our Class A common stock. The holder would have received 875 shares of our Class A common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrantholder will hold a smaller number of shares of our Class A common stock upon a cashless exercise of the warrants they hold.

Our organizational structure confers certain benefits upon our initial stockholders that will not benefit the holders of our Class A common stock to the same extent as it will benefit our initial stockholders.

We are a holding company and will not have material assets other than our ownership of Opco Units. Subject to the obligation of Opco to make tax distributions and to reimburse us for our corporate and other overhead expenses, we will have the right to determine whether to cause Opco to make non-liquidating distributions and the amount of any such distributions. We do not anticipate causing Opco to make any such distributions (other than tax distributions) to holders of Opco Units (including Beard Energy Transition Acquisition Corp.) prior to our initial business combination, other than required redemptions of Class A Units of Opco held by us in connection with a redemption of public shares. If Opco makes distributions after our initial business combination, the initial stockholders will be entitled to receive equivalent distributions from Opco on a pro rata basis. However, because we must pay taxes, amounts we may distribute as dividends to holders of our Class A common stock are expected to be less on a per share basis than the amounts distributed by Opco to the initial stockholders on a per unit basis.

We may issue additional shares of our Class A common stock, preferred stock or Opco Units (and a corresponding number of shares of our Class V common stock) to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. The number of Class A Units of Opco into which the Class B Units of Opco will convert may be adjusted after the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of our Class V common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after our Public Offering, there were 176,998,750 and 14,248,750 authorized but unissued shares of Class A common stock and Class V common stock, respectively, available for issuance, which amount does not take into account shares of our Class A common stock reserved for issuance upon exercise of outstanding warrants, or shares issuable upon exchange of founder shares or other Class A Units of Opco (and corresponding shares of our Class V common stock). Immediately after the consummation of our Public Offering, there were no shares of preferred stock issued and outstanding. The Class A Units of Opco (and corresponding shares of our Class V common stock) are exchangeable for shares of our Class A common stock at a one-for-one ratio but subject to adjustment as set forth herein.

We may issue a substantial number of additional Opco Units (and corresponding shares of our Class V common stock), shares of our Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue additional shares of our Class A common stock upon exchange of the founder shares, as a result of adjustments to the number of Class A Units of Opco into which the Class B Units of Opco will convert after the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

The issuance of additional Opco Units (and corresponding shares of our Class V common stock), shares of Class A common stock or preferred stock:

•	may significantly dilute the equity interest of our investors;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•

could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Risks Relating to our Sponsor and Management Team

Past performance by our officers and directors may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, our officers and directors is presented for informational purposes only.  Past performance by our officers and directors is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination.  You should not rely on the historical record of our officers and directors as indicative of our future performance or of an investment in the Company or the returns of the Company will, or is likely to, generate going forward.

We may seek acquisition opportunities outside of our target industries or sectors (which industries or sectors may or may not be outside of our management’s areas of expertise).

Although we are focusing our search for a target business on electric power grid opportunities associated with energy transition infrastructure buildout, we will consider a business combination outside of our target industries or sectors if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company or we are unable to identify a suitable candidate in our target industries or sectors after having expended a reasonable amount of time and effort in an attempt to do so. Although our management team will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of our target industries or sectors, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding our target industries or sectors would not be relevant to an understanding of the business that we elect to acquire. As a result, our management team may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

If our management team following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management team may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed (other than with respect to sponsor shares and public shares they may acquire during or after our Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On February 9, 2021, Mr. Beard received the sponsor shares, collectively, in exchange for an aggregate capital contribution by Mr. Beard of $25,000, and on February 10, 2021, our sponsor received founder shares comprised of an aggregate of 7,187,500 shares of our Class V common stock and 7,187,500 Class B Units of Opco for no consideration. In October 2021, our sponsor surrendered to us for no consideration 1,437,500 Class B Units of Opco and 1,437,500 shares of our Class V common stock that comprised a portion of the founder shares, which we accepted and cancelled. The number of founder shares issued (following the surrender) was determined based on the expectation that that the total size of our Public Offering would be a maximum of 23,000,000 units if the underwriter’s over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the total outstanding shares of our Class A common stock after our Public Offering (assuming the exchange of all founder shares for Class A common stock and excluding the sponsor shares and any shares issuable upon exercise of any warrants).

In addition, our sponsor has purchased an aggregate of 12,225,000 private placement warrants, each exercisable to purchase for $11.50 one share of our Class A common stock for an aggregate purchase price of $12,225,000, or $1.00 per whole warrant, that will also be without value to the holder if we do not complete a business combination. The founder shares are substantially similar to the shares of our Class A common stock included in the units being sold in our Public Offering, except that only holders of shares of our Class V common stock have the right to vote on the election of directors prior to our initial business combination, they include Units in Opco that will be exchangeable for shares of our Class A common stock after the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein, and in certain limited circumstances the Class B Units of Opco will have more limited rights to current or liquidating distributions from us. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares or sponsor shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the 18-month (or 21-month, as applicable) anniversary of the closing of our Public Offering nears, which is the deadline for our completion of an initial business combination.

We are dependent upon our officers and directors, and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. Our current officers may not remain in their positions following our business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers and directors is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our officers and directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Part III, Item 10. Directors, Executive Officers and Corporate Governance.”

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor, officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business including another blank check company that may have acquisition objectives that are similar to ours or that is focused on an industry similar to ours. Moreover, certain of our officers and directors may have time and attention requirements for private investment funds of which they or their affiliates are the investment managers. Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Part III, Item 10. Directors, Executive Officers and Corporate Governance” and “Part III, Item 13. Directors, Executive Officers and Corporate Governance — Certain Relationships and Related Transactions, and Director Independence.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor or its members, or our directors or officers, although we do not intend to do so, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of our sponsor. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, certain of our directors, officers, and members of our sponsor and its affiliates, are focused on investments in the energy industry. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor or its members or our officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor or its members or our officers, directors or existing holders. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Part III, Item 10. Directors, Executive Officers and Corporate Governance.” They may also have investments in target businesses. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Part I, Item 1. Business — Effecting our Initial Business Combination — Selection of a Target Business and Structuring of our Initial Business Combination.” Despite our obligation to obtain an opinion from an independent investment banking firm that is a member of FINRA or from another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor or its members or our officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Moreover, we may pursue an Affiliated Joint Acquisition opportunity with one or more affiliates of our sponsor. Any such persons may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such persons a class of equity or equity-linked securities. Accordingly, such persons may have a conflict between their interests and ours.

Our management team may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that we will control less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if we control 50% or more of the outstanding voting securities of the target or otherwise are not required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if we control 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management team will not be able to maintain control of the target business.

Our initial stockholders control the election of our board of directors until consummation of our initial business combination and hold a substantial interest in us. As a result, they will elect all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing 20% of the total outstanding shares of our Class A common stock (assuming the exchange of all the founder shares for Class A common stock and that they do not later purchase any additional shares and excluding the sponsor shares). In addition, the shares of our Class V common stock, all of which are held by our initial stockholders, entitles the holders to elect all of our directors prior to our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a special resolution passed by holders of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination. Accordingly, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors have any current intention to purchase additional securities, other than as disclosed herein. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

General Risk Factors

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates as of the end of that year’s second fiscal quarter is at least $250 million or (ii) in the event our annual revenues are less than $100 million during the prior fiscal year, the market value of our common stock held by non-affiliates as of the end of that year’s second fiscal quarter is at least $700 million.  To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our consolidated financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing our initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our internal controls over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome for us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-

Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions (other than actions arising under the Securities Act or the Exchange Act) may be brought only in the Court of Chancery in the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, any other court located in the State of Delaware with subject matter jurisdiction) and, if brought outside of Delaware, the stockholder bringing such suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us and our directors, officers or other employees and may have the effect of discouraging lawsuits against our directors and officers. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’s ability to succeed in the international markets to be diminished

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in non-U.S. regions fluctuates and is affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our executive offices are located at 595 Madison Avenue, 29th Floor, New York, NY 10022, and our telephone number is (214) 833-8913. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units began trading on the NYSE under the symbol “BRD.U” on November 29, 2021. Commencing on January 14, 2022, holders of the units may elect to separately trade the shares of Class A common stock and public warrants included in the units. The shares of Class A common stock and public warrants trade on the NYSE under the symbols “BRD” and “BRD.WS,” respectively. Those units not separated continue to trade on the NYSE under the symbol “BRD.U”.

Holders

At February 21, 2022, there was one holder of record of our units, one holder of record of our Class A common stock, two holders of record of our Class V common stock, one holder of record of our public warrants and one holder of record of our private placement warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of a business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our board of directors at such time. Our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Securities; Use of Proceeds from Registered Offerings

Sales of Securities

On February 9, 2021, Mr. Beard purchased 1,250 shares of our Class A common stock, 1,250 Class A Units of Opco and 1,250 corresponding shares of our Class V common stock, for an aggregate of $25,000, and on February 10, 2021, we issued an aggregate of 7,187,500 shares of our Class V common stock to Opco for three times par value. Subsequently, our sponsor acquired founder shares comprised of an aggregate of 7,187,500 shares of our Class V common stock and 7,187,500 Class B Units of Opco for no consideration. In October 2021, our sponsor surrendered to us for no consideration 1,437,500 Class B Units of Opco and 1,437,500 shares of our Class V common stock that comprised a portion of the founder shares, which we accepted and cancelled. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

In addition, our sponsor has purchased from us an aggregate of 12,225,000 private placement warrants at $1.00 per warrant (for an aggregate purchase price of $12,225,000). Each private placement warrant is exercisable to purchase one share of our Class A common stock or, in certain circumstances, one Class A Unit of Opco together with a corresponding number of shares of our non-economic Class V common stock, subject to certain adjustments. This purchase took place on a private placement basis simultaneously with the completion of our Public Offering. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On November 29, 2021, we consummated the Public Offering of 23,000,000 units, including 3,000,000 units that were issued pursuant to the underwriters’ full exercise of their over-allotment option. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $230,000,000.

On November 23, 2021, simultaneously with the consummation of the Public Offering, we completed the private sale of 12,225,000 private placement warrants at a purchase price of $1.00 per private placement warrant to the sponsor, generating gross proceeds to us of approximately $12,225,000.

Citigroup Global Markets Inc. acted as book-running manager served as underwriter for the Public Offering. The securities sold in the Public Offering were registered under the Securities Act on registration statements on Form S-1 (File No. 333-254049) (together, the “Registration Statement”). The SEC declared the Registration Statement effective on November 23, 2021.

From February 8, 2021 (date of inception) through November 29, 2021 (the closing of our Public Offering), we incurred approximately $659,000 for costs and expenses related to the Public Offering. In connection with the closing of the Public Offering, we paid a total of $4,600,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $8,050,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the initial business combination. A total of $244,726 was repaid under an unsecured promissory note (the “Promissory Note”) upon completion of the Public Offering out of the $1,500,000 of Public Offering proceeds that were allocated for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus filed with the SEC on November 24, 2021.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $8,050,000, which amount will be payable upon consummation of the initial business combination) and offering expenses, the total net proceeds from our Public Offering and the sale of the private placement warrants were $236,125,500, of which $234,625,500 (or $10.20 per share sold in the Public Offering) was placed in the trust account.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 8, 2021 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our Public Offering and the private placement warrants, our capital stock, debt or a combination of the foregoing.

The issuance of additional shares of Class A common stock, Opco Units (and corresponding shares of our Class V common stock) or shares of preferred stock:

•

may significantly dilute the equity interest of investors in our Public Offering, which dilution would increase if the anti-dilution provisions in the founder shares resulted in an increase in the number of Class A Units of Opco into which the Class B Units of Opco will convert;

•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;
•

could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
•	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our Class A common stock;
•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements and execution of our strategy; and
•	other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the period from February 8, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for our Public Offering, described below, and since the closing of our Public Offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after our Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the period from February 8, 2021 (inception) through December 31, 2021, we had net loss of $281,753, which resulted from operating and formation costs of $105,070 and franchise tax expense of $178,142, offset in part by interest income on investments held in the trust account of $1,459.

Liquidity and Capital Resources

On November 29, 2021, we consummated a Public Offering of 23,000,000 units, including 3,000,000 units issued pursuant to the exercise of the underwriter’s over-allotment option in full, generating gross proceeds to the Company of $230,000,000. Simultaneously with the consummation of our Public Offering, we completed the private sale of 12,225,000 warrants to our sponsor at a purchase price of $1.00 per warrant, generating gross proceeds of $12,225,000. The proceeds from the sale of the private placement warrants were added to the net proceeds from the Public Offering held in a trust account. If we do not complete an initial business combination within 18 months (or 21 months, as applicable) from the closing of the Public Offering, the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

For the period from February 8, 2021 (inception) through December 31, 2021, net cash used in operating activities was $808,058, which was due to changes in working capital of $524,846, our net loss of $281,753, and interest and dividend income on investments held in the trust account of $1,459.

For the period from February 8, 2021 (inception) through December 31, 2021, net cash used in investing activities of $234,625,500 was the result of the amount of net proceeds from our Public Offering being deposited to the trust account.

For the period from February 8, 2021 (inception) through December 31, 2021, net cash provided by financing activities of $237,166,332 was comprised of $225,400,000 in proceeds from the issuance of units in our Public Offering net of underwriter’s discount paid and $12,225,000 in proceeds from the issuance of warrants in a private placement to our sponsor, $256,359 in proceeds from the issuance of a promissory note to our sponsor, $118,328 in proceeds from an advance from an affiliate of our sponsor, and $25,000 in proceeds from the issuance of our Class V common stock and units in our majority-controlled operating subsidiary, Opco, to an affiliate of our sponsor and our sponsor, offset in part by the payment of $483,754 for offering costs associated with the Public Offering, repayment of the outstanding balance on the promissory note to our sponsor of $256,359, and repayment of the advance from an affiliate of our sponsor of $118,242.

As of December 31, 2021, we had cash of $1,732,774 held outside the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination or to finance possible costs in connection with the contribution of an addition amount to be held in the trust account if we extend our time to complete an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans and up to $2,300,250 of such extension funding loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our sponsor or an affiliate of our sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of an initial business combination or one year from this filing.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing to complete our business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

Related Party Transactions

Administrative Support Agreement

We have entered into an Administrative Support Agreement pursuant to which we will reimburse our sponsor or an affiliate thereof in an amount equal to $25,000 per month for administrative support made available to us, of which $16,667 per month will be to reimburse our sponsor or an affiliate thereof for payments to Ms. James, our Chief Financial Officer.  Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Related Party Loans

On February 9, 2021, the sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to the Promissory Note. This loan was non-interest bearing and payable on the earlier of (i) August 8, 2021 (as subsequently extended to February 9, 2022) or (ii) the consummation of the Public Offering. On November 30, 2021, the Company repaid the Promissory Note in full. As of December 31, 2021, there was no balance outstanding under the Promissory Note.

In addition, in order to finance transaction costs in connection with an intended initial business combination or possible costs in connection with the contribution of an additional amount to be held in the Trust Account if we extend our time to complete an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans and up to $2,300,250 of such extension funding loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Private Placement Warrants

Our sponsor has purchased an aggregate of 12,225,000 private placement warrants at a price of $1.00 per warrant or $12,225,000 in the aggregate in a private placement that occurred simultaneously with the closing of our Public Offering. Each private placement warrant is exercisable to purchase for $11.50 one share of our Class A common stock. Our sponsor will be permitted to transfer the private placement warrants held by it to certain permitted transferees, including their officers and directors and other persons or entities affiliated with or related to them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as the sponsor. Otherwise, these warrants will not, subject to certain limited exceptions, be transferable, assignable or saleable until 30 days after the completion of our business combination. The private placement warrants will be non-redeemable so long as they are held by our sponsor or their permitted transferees. The private placement warrants may also be exercised by the sponsor or their permitted transferees for cash or on a cashless basis. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in our Public Offering, including as to exercise price, exercisability and exercise period.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

Contractual Obligations

Registration Rights Agreement

The holders of the founder shares, sponsor shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of our Class A common stock issuable upon the exercise of the private placement warrants or exchange of the founder shares issued upon exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans and upon exchange of the founder shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of our Public Offering, requiring us to register such securities for resale (in the case of the founder shares, only after the founder shares become exchangeable for the shares of Class A common stock). The holders of these securities, having at least $25 million in the aggregate, are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter purchased 3,000,000 units to cover over-allotments at the Public Offering price, less the underwriting commissions.

The underwriter was paid a cash underwriting discount of two percent (2%) of the gross proceeds of the Public Offering, or $4,600,000. Additionally, the underwriter will be entitled to a deferred underwriting commission of 3.5%, or $8,050,000, of the gross proceeds of the Public Offering held in the trust account upon the completion of our initial business combination subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification ("ASC") Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The public warrants and private placement warrants are equity classified.

Class A common stock subject to redemption

All of the 23,000,000 shares of Class A common stock sold as part of the units in our Public Offering and the 1,250 shares of Class A common stock purchased by an affiliate of our sponsor on February 9, 2021 contain a redemption feature which allows for the redemption of such shares in connection with our liquidation if there is a stockholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares of common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in retained earnings, or in the absence of retained earnings, in additional paid-in capital.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Public Offering and private placement to purchase an aggregate of 23,725,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. In order to determine the net income (loss) attributable to both the Class A common stock and Class V common stock, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the holders of the Class A common stock. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A and Class V common stock for the period from February 8, 2021 (inception) through December 31, 2021, reflective of the respective participation rights.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the consolidated financial statements for the fiscal year ended December 31, 2021.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to Pages F-1 through F-20 comprising a portion of this Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.

Our officers and directors are as follows:

Name	Age	Position
Gregory A. Beard*	50	Chairman of the Board and Chief Executive Officer
Sarah James*	39	Chief Financial Officer and Chief Accounting Officer
Robert C. Reeves	52	Director
Charles Cherington	59	Director
Yoav Lurie	38	Director

*	Denotes an executive officer.

Gregory A. Beard has served as Chairman of our board of directors and as our Chief Executive Officer since February 2021. Mr. Beard was the Global Head of Natural Resources, a Senior Partner, and Member of the Management Committee, and Senior Advisor at Apollo Global Management from 2010 to 2020.  In such roles, Mr. Beard oversaw Apollo’s investment activities in the energy, metals and mining and agriculture sectors. Prior to Apollo, Mr. Beard was a senior Managing Director at Riverstone Holdings, an energy, power and infrastructure-focused private equity firm. He began his career as a Financial Analyst at Goldman Sachs, where he played an active role in energy-sector principal investment activities. The funds where Mr. Beard held these senior leadership positions have invested billions of dollars in natural resources related investments. During his career, Mr. Beard sourced and managed some of the most profitable deals in the energy private equity sector. Mr. Beard currently serves as the Chief Executive Officer and Co-Chairman of Stronghold Digital Mining, Inc. and is a founder and managing member of Q Power LLC. He also currently serves on the board of directors/advisors of Double Eagle III, Skeena Resources, Andros Capital Partners, and Parallaxes Capital, as well as the board of directors of The Conservation Fund, a non-profit focused on land conservation.  He previously served on the boards of more than 25 public and private companies, including Spartan Energy Acquisition Corp. (now Fisker Inc., NYSE: FSR), Athlon Energy, Inc. (NYSE: ATHL), CDM Resource Management, Mariner Energy, Apex Energy, Caelus Energy, CSV Midstream, Double Eagle I / II, EP Energy Corporation, Jupiter Resources, Roundtable Energy, Talos Energy Inc. (NYSE: TALO), Pegasus Optimization, Northwoods Energy and Tumbleweed Royalty.  Mr. Beard received his BA from the University of Illinois at Urbana.  We believe Mr. Beard’s extensive background in the energy industry makes him well qualified to serve on our board of directors.

Sarah James serves as our Chief Financial Officer and Chief Accounting Officer following completion of our Public Offering. From March 2020 to July 2021, Ms. James served as Chief Financial Officer for Alussa Energy Acquisition Corporation (NYSE: ALUS).  From February 2013 to April 2020, Ms. James served as a vice president of finance and business development at Caelus Energy Alaska, LLC, a private company specializing in oil and gas exploration and production. Ms. James oversaw the company’s business development strategy, debt and equity fundraising and ongoing financial reporting functions. From January 2008 to August 2010, she served as a private equity associate at Riverstone Holdings, an energy, power and infrastructure-focused private equity firm. Prior to that, Ms. James served as an analyst at JPMorgan Securities, Inc., in the diversified industrials and natural resources group. Ms. James currently serves on the board of directors of North American Helium Inc. and Stronghold Digital Mining, Inc. Ms. James holds a Bachelor of Arts degree in Economics and English from Duke University and a Master of Business Administration and Master of Science: School of Earth Sciences from Stanford University.

Robert C. Reeves, one of our independent directors, previously served as Athlon Energy’s Chairman, President, and CEO from its formation in August 2010 through its $7.1 billion sale to Encana in November 2014. Prior to the formation of Athlon, Mr. Reeves was Senior Vice President, Chief Financial Officer and Treasurer of Encore Acquisition Company and Encore Energy Partners until the $4.5 billion sale of both companies to Denbury Resources Inc. in March 2010. Prior to the formation of Encore, Mr. Reeves served as Assistant Controller for Hugoton Energy Corporation. Since its formation in August 2015, Mr. Reeves has served on the board of directors of Incline Niobrara Partners LP, which focuses on acquiring oil and liquids-rich minerals, royalties and non-operated working interest in the DJ basin of Colorado. Since their formation in January 2018 and the fourth quarter of 2021, respectively, Mr. Reeves has served on the board of directors for Incline Energy Partners LP and Incline Energy Partners II LP which each focus on acquiring oil and liquids-rich minerals, royalties and working interest in the DJ

Basin of Colorado, the Permian Basin and the Bakken play in the Williston Basin of North Dakota and Montana. In August 2018, Mr. Reeves was appointed to the board of directors of Spartan Energy Acquisition Corporation, a special purpose acquisition entity focused on the energy industry in North America, sponsored by a private investment fund managed by an affiliate of Apollo Global Management, LLC until October 2020 when it completed its business combination with Fisker, Inc., a developer of the world’s most emotionally desirable, eco-friendly electric vehicles. In December 2017, Mr. Reeves was appointed to the board of directors of EP Energy and served until it completed its Chapter 11 restructuring in October 2020.  Since February 2015, Mr. Reeves has served as Chairman and President of Solar Soccer Club, a private 501(c)(3) non-profit organization focused on youth soccer development in the Dallas/Fort Worth area. Mr. Reeves received his BS degree in accounting from the University of Kansas and is a Certified Public Accountant. We believe that Mr. Reeves is well qualified to serve as a director due to his outstanding success in building and optimizing operations for public and private energy companies, as well as, his extensive experience related to merger and acquisition analysis, execution and integration.

Charles Cherington, one of our independent directors, has served as Co-founder and Managing Partner of Ara Partners, a private equity platform specializing in industrial decarbonization investments, since 2017. From 2006 to 2017, Mr. Cherington served as Co-founder and Managing Partner of Intervale Capital, an energy services-focused private equity manager with $1.3 billion in committed capital across three fund vehicles. From 2002 to 2006, Mr. Cherington served as founder and sole partner of Cherington Capital, and from 1999 through 2004, Mr. Cherington served as Co-founder and partner of Paratus Capital. Prior thereto, Mr. Cherington served in various positions with Lochridge and Company, as a Vice President at the Vietnam Fund, and as an investment banker for CS First Boston. Since 2018, Mr. Cherington has served as a member of the Board of Managers of Brooklyn ImmunoTherapeutics. Mr. Cherington received his BA in History from Wesleyan University and his MBA, with honors, from the University of Chicago. We believe Mr. Cherington is well qualified to serve as a director due to his industry experience and investment background.

Yoav Lurie, one of our independent directors has served as a member of the board of directors of WattBuy, a platform to help homeowners and renters decide which retail energy provider can supply them the cheapest, cleanest electricity, since 2020. From July 2019 to December 2019, Mr. Lurie served as President of Uplight, a company which provides software and services to more than 85 of North America's leading electric and gas utilities serving 110 million homes and businesses, with the mission of motivating and enabling energy users and providers to accelerate the clean energy ecosystem. From 2010 to 2019, Mr. Lurie served as CEO and Founder of Simple Energy, a leading provider of marketplaces, instant rebates, and customer engagement software for electric and gas utilities. Prior to that, Mr. Lurie served as Director and Practice Manager of Syneractive, Inc., a managing director for Teach for America. Mr. Lurie received his BA in Public Policy from Duke University. We believe Mr. Lurie is well-qualified to serve as director due to his extensive experience in the utilities industry, including his substantial experience in the private sector.

We currently have four directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Gregory A. Beard and Yoav Lurie, expires at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Charles Cherington, expires at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Robert C. Reeves, expires at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Holders of our the shares of our Class V common stock have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares donot have the right to vote on the election of directors during such time. The provisions of our amended and restated certificate of incorporation relating to the election of directors may only be amended if approved by holders of at least 90% of our common stock voting at a stockholder meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated bylaws as it deems appropriate. Our amended and restated bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Messrs. Cherington, Reeves and Lurie are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

Commencing on November 29, 2021 through the earlier of consummation of our initial business combination and our liquidation, we have entered into an Administrative Support Agreement pursuant to which we reimburse our sponsor or an affiliate thereof in an amount equal to $25,000 per month for administrative support made available to us, of which  $16,667 per month is to reimburse our sponsor or an affiliate thereof for payments to Ms. James, our Chief Financial Officer. In addition, our sponsor, executive officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, we will cease paying these monthly fees but directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation or tender offer materials (as applicable) furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of our management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management team to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Controlled Company Status

Only our initial stockholders have the right to vote on the election of directors. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;
•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Upon ceasing to be a controlled company, to the extent not already in effect, we will take all action necessary to comply with the NYSE corporate governance standards, including appointing a majority of independent directors to our board of directors, subject to a permitted “phase-in” period.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and an exception for “controlled companies,” the rules of the NYSE require that the compensation and nominating and corporate governance committees of a listed company be comprised solely of independent directors. We will comply with these requirements, subject to applicable phase-in rules. The charters for each committee are available on our website.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Reeves and Lurie serve on our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to the exception described above. Our board of directors has determined that Messrs. Reeves and Lurie are independent.

Mr. Reeves serves as chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Reeves qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•

the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;
•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•

obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our consolidated financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Mr. Cherington serves on our compensation committee. Our board of directors has determined that Mr. Cherington is independent. Mr. Cherington serves as chair of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation of all of our other officers;
•	reviewing on an annual basis our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•	if required, producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The member of our nominating and corporate governance is Mr. Cherington. Mr. Cherington serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee is to assist the board in:

•

identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the Company; and
•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of any class of equity security which is registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021, there were no delinquent filers.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of our Code of Ethics is posted on our website. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Corporate Governance Guidelines

Our board of directors adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website.

Conflicts of Interest

Certain of our directors, officers and their affiliates, and members of our sponsor and their affiliates may compete with us for acquisition opportunities. If they decide to pursue any such opportunity, we may be precluded from procuring such opportunities. None of such persons has any obligation to present us with any opportunity for a potential business combination of which such person becomes aware, unless presented to such person solely in his or her capacity as an officer or director of the company. Certain of our directors, officers and their affiliates, and members of our sponsor and their affiliates, in their other endeavors, may be required to present potential business combinations to other entities before they present such opportunities to us. See “Risk Factors — Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.”

In addition, members of our sponsor or our officers or directors may sponsor other blank check companies similar to ours during the period in which we are seeking an initial business combination, and our directors or members of our management team may participate in such blank check companies. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among the management teams. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Potential investors should also be aware of the following other potential conflicts of interest:

•

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management team or directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Our sponsor, officers and directors are not entitled to redemption rights with respect to any founder shares, sponsor shares or public shares held by them in connection with the consummation of our initial business combination. Additionally, our sponsor, officers and directors are not entitled to rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to consummate our initial business combination within 18 months (or 21 months, as applicable) after the closing of our Public Offering. If we do not complete our initial business combination within such applicable time period, the portion of the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire without value to the holder. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any founder shares or sponsor shares held by them, and any shares of our Class A common stock acquired upon exchange of founder shares or sponsor shares, until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, (i) the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants will not be transferable, assignable or saleable until 30 days after the completion of our initial business combination. Since our sponsor, officers and directors may directly or indirectly own common stock and warrants following our Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•

Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination and to finance possible costs in connection with the contribution of an additional amount to be held in the Trust Account if we extend our time to complete an initial business combination. Up to $1,500,000 of such working capital loans and up to $2,300,250 of such extension funding loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

We are not prohibited from pursuing an initial business combination with or from a company that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors or their affiliates. We are also not prohibited from entering into an agreement with our sponsor, officers or directors or their affiliates with respect to the operation of any business we acquire in connection with the initial business combination. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or from another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Further, commencing on the date our securities were first listed on the NYSE until our initial business combination, we have agreed to reimburse our sponsor or an affiliate thereof in an amount equal to $25,000 per month for administrative support made available to us, of which $16,667 per month will be to reimburse our Sponsor or an affiliate thereof for payments to Ms. James, our Chief Financial Officer.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Entity’s Business	Affiliation
Gregory A. Beard	Q Power LLC	Energy	Member
	Stronghold Digital Mining, Inc.	Energy	Chief Executive Officer and Co-Chairman
	Double Eagle III	Energy	Director
	Skeena Resources	Natural Resources	Director
	Andros Capital Partners	Private Equity	Director
	Parallaxes Capital	Private Equity	Director
	The Conservation Fund	Land Conservation	Director
Sarah James	North American Helium Inc.	Natural Resources	Director
	Stronghold Digital Mining, Inc.	Energy	Director
Robert C. Reeves	Incline Niobrara Partners LP	Natural Resources / Energy	Director
	Incline Energy Partners LP	Natural Resources / Energy	Director
	Incline Energy Partners II LP	Natural Resources / Energy	Director
	Solar Soccer Club	Youth Soccer Development	Chairman and President
Charles Cherington	Ara Partners	Industrial Decarbonization	Co-Founder and Managing Partner
	Intervale Capital	Energy	Co-Founder and Managing Partner
	Brooklyn ImmunoTherapeutics LLC	Medical	Manager
Yoav Lurie	WattBuy	Energy	Director

In the event that we submit our initial business combination to our public stockholders for a vote, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. Our initial stockholders have agreed to vote any founder shares or sponsor shares held by them and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our amended and restated bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination, will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.	Executive Compensation.

Except as otherwise disclosed, none of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we have agreed to pay our or an affiliate thereof in an amount equal to $25,000 per month for administrative support made available to us, of which $16,667 per month will be to reimburse our Sponsor or an affiliate thereof for payments to Ms. James, our Chief Financial Officer. In addition, our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation or tender offer materials (as applicable) furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 21, 2022, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our named executive officers and directors that beneficially owns shares of our common stock; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants.

	Before Offering			After Offering
Name and Address of Beneficial Owner(1)	Class A Common Stock	Class V Common Stock(2)	Percentage of Outstanding Common Stock(3)	Class A Common Stock	Class V Common Stock(2)	Percentage of Outstanding Common Stock(3)
Beard Energy Transition Acquisition Sponsor LLC(4)	—	5,750,000	100.0%	—	5,750,000	20.0%
Gregory A. Beard(4)	1,250	5,751,250	100.0%	1,250	5,751,250	20.0%
Saba Capital Management, L.P.(5)	—	—	—	1,525,000	—	6.60%
Adage Capital Partners, L.P.(6)	—	—	—	1,250,000	—	5.43%
Sculptor Capital LP(7)	—	—	—	1,197,340	—	5.21%
Sarah James	—	—	—	—	—	—
Robert C. Reeves	—	—	—	—	—	—
Charles Cherington	—	—	—	—	—	—
Yoav Lurie	—	—	—	—	—	—
All executive officers and directors as a group (5 individuals)	1,250	5,751,250	100.0%	1,250	5,751,250	20%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Beard Energy Transition Acquisition Corp., 595 Madison Avenue, 29th Floor, New York, NY 10022.
(2)

Each Class A Unit of Opco (and corresponding share of our Class V common stock) will be exchangeable for shares of our Class A common stock after the time of our initial business combination on a one-for-one basis, subject to adjustment.

(3)

Holders of our Class V common stock have the right to elect all of our directors prior to our initial business combination and will have the right to vote separately on any amendment, alteration or repeal of any provision of our certificate of incorporation that would alter or change the powers, preferences or relative, participating, optional or other or special rights of the Class V common stock.  On any other matter submitted to a vote of our stockholders, holders of our Class A common stock and our Class V common stock will vote together as a single class, except as required by law or stock exchange rule.

(4)	Beard Energy Transition Acquisition Sponsor LLC is the record holder of the shares reported herein. Gregory A. Beard is the managing member of Beard Energy Transition Acquisition Sponsor LLC.
(5)

According to a Schedule 13G filed with the SEC on November 24, 2021 on behalf of Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein (“Mr. Weinstein”). Each may be deemed the beneficial owner of 1,525,000 shares of the Company’s Class A common stock. The principal business address for each is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)

According to a Schedule 13G filed with the SEC on December 9, 2021 on behalf of Adage Capital Partners, L.P., a Delaware limited partnership (“ACP”), Adage Capital Partners GP, L.L.C., a Delaware limited liability company (“ACPGP”), Adage Capital Advisors, L.L.C., a Delaware limited liability company (“ACA”), Mr. Robert Atchinson (“Mr. Atchinson”) and Mr. Phillip Gross (“Mr. Gross”). Each may be deemed the beneficial owner of 1,250,000 shares of the Company’s Class A common stock. The principal business address of 200 Claredon Street, 52nd Floor, Boston, Massachusetts 02116.

(7)

According to a Schedule 13G filed with the SEC on January 28, 2022 on behalf of Sculptor Capital LP, a Delaware limited partnership (“Sculptor”).  Sculptor Capital II LP (“Sculptor-II”), a Delaware limited partnership, Sculptor Capital Holdings Corporation (“SCHC”), a Delaware corporation, Sculptor Capital Holding II LLC (“SCHC-II”), a Delaware limited liability company, Sculptor Capital Management, Inc. (“SCU”), a Delaware limited liability company, Sculptor Master Fund, Ltd. (“SCMF”), a Cayman Islands company, Sculptor Special Funding, LP (“NRMD”), a Cayman Islands company, Sculptor Credit Opportunities Master Fund, Ltd. (“SCOO”), a Cayman Islands company, Sculptor SC II LP (“NJGC”), a Delaware limited partnership, and Sculptor Enhanced Master Fund, Ltd. (“SCEN”), a Cayman Islands company. Each may be deemed the beneficial owner of 1,197,340 shares of the Company’s Class A common stock. The principal business address of Sculptor is 9 West 57 Street, 39th Floor, New York, New York 10019.

The founder shares held by our initial stockholders represent 20% of the total outstanding shares of our Class A common stock (assuming the exchange of all founder shares for Class A common stock and excluding the sponsor shares).

Our sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On February 9, 2021, Mr. Beard purchased 1,250 shares of our Class A common stock, 1,250 Class A Units of Opco and 1,250 corresponding shares of our Class V common stock, for an aggregate of $25,000. On February 10, 2021, our sponsor acquired 7,187,500 Class B Units of Opco and a corresponding number of shares of our Class V common stock for no consideration. In October 2021, our sponsor surrendered to us for no consideration 1,437,500 Class B Units of Opco and 1,437,500 shares of our Class V common stock that comprised a portion of the founder shares, which we accepted and cancelled.

Private Placement Warrants

Our sponsor purchased an aggregate of 12,225,000 private placement warrants for a purchase price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of our Public Offering, generating gross proceeds of $12,225,000. Each private placement warrant entitles the holder to purchase one share of our Class A common stock or, in certain circumstances, one Class A Unit of Opco together with a corresponding number of shares of our non-economic Class V common stock, subject to certain adjustments. The private placement warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

Conflicts of Interest

As more fully discussed in “Part III, Item 10. Directors, Executive Officers and Corporate Governance —Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.

Administrative Services Agreement

On November 23, 2021, we entered into an administrative support agreement with our sponsor, pursuant to which we have agreed to reimburse our sponsor or an affiliate thereof in an amount equal to $25,000 per month for administrative support made available to us, of which $16,667 per month will be to reimburse our Sponsor or an affiliate thereof for payments to Ms. James, our Chief Financial Officer.  Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than these monthly fees, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials (as applicable) furnished to our stockholders. It is unlikely that the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Related Party Loans and Advances

On February 9, 2021, the sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to the Promissory Note. This loan was non-interest bearing and payable on the earlier of (i) August 8, 2021 (as subsequently extended to February 9, 2022) or (ii) the consummation of the Public Offering.  On November 30, 2021, the Company repaid the Promissory Note in full. As of December 31, 2021, there was no balance outstanding under the Promissory Note.

In addition, in order to finance transaction costs in connection with an initial business combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company fund as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. To date, the Company had no borrowings under the Working Capital Loans.

Registration Rights

The holders of the founder shares, sponsor shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of our Class A common stock issuable upon the exercise of the private placement warrants or exchange of the founder shares issued upon exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans and upon exchange of the founder shares) are entitled to registration rights pursuant to a registration rights agreement dated November 23, 2021, requiring us to register such securities for resale (in the case of the founder shares, only after they become exchangeable for shares of our Class A common stock). The holders of these securities, having at least $25 million in the aggregate, are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Messrs. Cherington and Reeves are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid to Grant Thornton LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. Fees paid to Grant Thornton LLP for audit services and related expenses totaled approximately $99,750 for the period from February 8, 2021 (inception) through December 31, 2021.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that traditionally are performed by our independent registered public accounting firm, and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Grant Thornton LLP any audit-related fees during the period from February 8, 2021 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Grant Thornton LLP any tax fees during the period from February 8, 2021 (inception) through December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Grant Thornton LLP any other fees during the period from February 8, 2021 (inception) through December 31, 2021.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by our independent registered public accounting firm as provided under the audit committee charter.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)	The following documents are filed as part of this Report:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

Exhibit Number	Description

3.1

Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-254049), filed with the Securities and Exchange Commission on March 9, 2021).

3.2

Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-254049), filed with the Securities and Exchange Commission on March 9, 2021).

3.3

Amended and Restated Certificate of Incorporation of Beard Energy Transition Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41098) filed with the SEC on November 30, 2021).

3.4

Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-254049), filed with the Securities and Exchange Commission on March 9, 2021).

4.1

Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-254049), filed with the Securities and Exchange Commission on October 22, 2021).

4.2

Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-254049), filed with the Securities and Exchange Commission on October 22, 2021).

4.3

Specimen Private Warrant Certificate (incorporated by reference to Exhibit 4.4 filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-254049), filed with the Securities and Exchange Commission on September October 22, 2021).

4.4

Specimen Public Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-254049), filed with the Securities and Exchange Commission on October 22, 2021).

4.5

Private Warrant Agreement, dated November 23, 2021, by and between Beard Energy Transition Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41098) filed with the SEC on November 30, 2021).

4.6

Public Warrant Agreement, dated November 23, 2021, by and between Beard Energy Transition Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-41098) filed with the SEC on November 30, 2021).

4.7*	Description of Capital Securities of Beard Energy Transition Acquisition Corp.

Exhibit Number	Description

10.1

Letter Agreement, dated November 23, 2021, by and among Beard Energy Transition Acquisition Corp., its officers and directors and Beard Energy Transition Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41098) filed with the SEC on November 30, 2021).

10.2

Investment Management Trust Agreement, dated November 23 2021, by and between Beard Energy Transition Acquisition Corp., Beard Energy Transition Acquisition Holdings LLC and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41098) filed with the SEC on November 30, 2021).

10.3

Registration Rights Agreement, dated November 23, 2021, by and among Beard Energy Transition Acquisition Corp., Beard Energy Transition Acquisition Sponsor LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41098) filed with the SEC on November 30, 2021).

10.4

Administrative Support Agreement, dated November 23, 2021, by and between Beard Energy Transition Acquisition Corp., Beard Energy Transition Acquisition Holdings LLC, Beard Energy Transition Acquisition Holdings Sub LLC and Beard Energy Transition Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-41098) filed with the SEC on November 30, 2021).

10.5

Private Placement Warrants Purchase Agreement, dated November 23, 2021, by and between Beard Energy Transition Acquisition Corp. and Beard Energy Transition Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-41098) filed with the SEC on November 30, 2021).

10.6

Promissory Note, dated February 9, 2021, issued to Beard Energy Transition Acquisition Sponsor LLC by Beard Energy Transition Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Draft Registration Statement on Form S-1 (File No. 333-254049) filed with the SEC on June 16, 2021).

10.7

Securities Subscription Agreement, dated February 9, 2021, by and between Beard Energy Transition Acquisition Corp. and Beard Energy Transition Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Company’s Draft Registration Statement on Form S-1 (File No. 333-254049) filed with the SEC on June 16, 2021).

10.8

Second Amended and Restated Limited Liability Company Agreement of Beard Energy Transition Acquisition Holdings LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-41098) filed with the SEC on November 30, 2021).

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 000-41098) filed with the SEC on November 30, 2021).

21.1*	Subsidiaries of the Registrant

24*	Power of Attorney (included on signature page of this Report).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEARD ENERGY TRANSITION ACQUISITION CORP.

Date: February 24, 2022	By:	/s/Gregory A. Beard
Gregory A. Beard
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory A. Beard and Sarah James and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregory A. Beard	Chief Executive Officer and Chairman	February 24, 2022
Gregory A. Beard	(Principal Executive Officer)

/s/ Sarah James	Chief Financial Officer and Chief Accounting Officer	February 24, 2022
Sarah James	(Principal Financial Officer and Principal Accounting Officer)

/s/ Charles Cherington	Director	February 24, 2022
Charles Cherington

/s/ Robert C. Reeves	Director	February 24, 2022
Robert C. Reeves

/s/ Yoav Lurie	Director	February 24, 2022
Yoav Lurie

BEARD ENERGY TRANSITION ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Beard Energy Transition Acquisition Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Beard Energy Transition Acquisition Corp. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the period from February 8, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 8, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Newport Beach, California

February 24, 2022

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2021

Assets:
Current assets:
Cash	$1,732,774
Prepaid expenses	708,821
Total current assets	2,441,595
Investments held in Trust Account	234,626,959
Total assets	$237,068,554
Liabilities, Redeemable Class A Common Stock and Stockholders' Deficit:
Current liabilities:
Accounts payable	$4,129
Accrued expenses and other current liabilities	1,790
Accrued offering costs	175,000
Franchise tax payable	178,142
Total current liabilities	359,061
Deferred underwriting fee payable	8,050,000
Total liabilities	8,409,061
Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption, 23,001,250 shares at redemption value of $10.20 per share	234,626,959
Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 23,001,250 shares subject to possible redemption)	—
Class V common stock, $0.0001 par value; 20,000,000 shares authorized; 5,751,250 issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(5,887,803)
Total Beard Energy Transition Acquisition Corp. deficit	(5,887,228)
Non-controlling interest in subsidiary	(80,238)
Total stockholders' deficit	(5,967,466)
Total Liabilities, Redeemable Class A Common Stock and Stockholders' Deficit	$237,068,554

The accompanying notes are an integral part of this financial statement.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Operating and formation costs	$105,070
Franchise tax	178,142
Loss from operations	$(283,212)
Interest and dividend income on investments held in Trust Account	1,459
Net loss	$(281,753)
Net loss attributable to non-controlling interest in subsidiary	92,738
Net loss attributable to Beard Energy Transition Acquisition Corp.	$(189,015)
Basic and diluted weighted average shares outstanding, Class A common stock	2,258,914
Basic and diluted net income per share, Class A common stock	$9.26
Basic and diluted weighted average shares outstanding, Class V common stock	5,044,187
Basic and diluted net loss per share, Class V common stock	$(4.18)

The accompanying notes are an integral part of this financial statement.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

			Stockholders’ Deficit
	Redeemable Class A Common Stock		Class V Common Stock		Additional Paid-in	Accumulated	Non-controlling Interest in	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balance - February 8, 2021 (Inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class A and Class V common stock to an affiliate of the Sponsor and the Sponsor(1)(2)	1,250	—	5,751,250	575	11,925	—	—	12,500
Issuance of Class A Units in Opco to an affiliate of the Sponsor and Class B Units in Opco to the Sponsor	—	—	—	—	—	—	12,500	12,500
Proceeds from Initial Public Offering allocated to Public Shares, net of offering costs	23,000,000	204,262,856	—	—	—	—	—	—
Proceeds from Initial Public Offering allocated to Public Warrants, net of offering costs	—	—	—	—	12,461,657	—	—	12,461,657
Proceeds from Initial Public Offering allocated to Private Placement Warrants, net of offering costs	—	—	—	—	12,191,733	—	—	12,191,733
Initial accretion of common stock subject to redemption to redemption amount	—	30,362,644	—	—	(24,665,315)	(5,697,329)	—	(30,362,644)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of December 31, 2021	—	1,459	—	—	—	(1,459)	—	(1,459)
Net loss	—	—	—	—	—	(189,015)	(92,738)	(281,753)
Balance – December 31, 2021	23,001,250	$234,626,959	5,751,250	$575	$—	$(5,887,803)	$(80,238)	$(5,967,466)

The accompanying notes are an integral part of this financial statement.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(281,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(1,459)
Changes in operating assets and liabilities:
Prepaid expenses	(708,821)
Accounts payable	4,129
Accrued expenses	1,704
Franchise tax payable	178,142
Net cash used in operating activities	(808,058)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(234,625,500)
Net cash used in investing activities	(234,625,500)

Cash Flows from Financing Activities:
Proceeds from Promissory Note - related party	256,359
Repayment of Promissory Note - related party	(256,359)
Advance from related party	118,328
Repayment of advance from related party	(118,242)
Proceeds from issuance of Class V common stock and Units to Opco to an affiliate of the Sponsor and the Sponsor	25,000
Proceeds from Initial Public Offering, net of underwriting discount paid	225,400,000
Proceeds from sale of Private Placement Warrants	12,225,000
Payment of offering costs	(483,754)
Net cash provided by financing activities	237,166,332

Net Change in Cash	1,732,774
Cash - Beginning of period	—
Cash - End of period	$1,732,774

Supplemental disclosures of non-cash investing and financing activities:
Initial accretion of common stock subject to redemption to redemption value	$30,362,644
Deferred underwriting fee payable	$8,050,000
Offering costs included in accrued offering costs	$175,000
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of December 31, 2021	$1,459

The accompanying notes are an integral part of this financial statement.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Beard Energy Transition Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on February 8, 2021. As used herein, “the Company” refers to Beard Energy Transition Acquisition Corp. and its majority-controlled operating subsidiary, Beard Energy Transition Acquisition Holdings LLC (the “Opco”), unless the context indicates otherwise. The Company is formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

All activity for the period from February 8, 2021 (inception) through December 31, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and a portion of the proceeds derived from the sale of Private Placement Warrants (as defined below) that were placed in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company's Initial Public Offering was declared effective on November 23, 2021. On November 29, 2021, the Company consummated the Initial Public Offering of 23,000,000 units, (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), including 3,000,000 Units issued pursuant to the exercise of the underwriter's over-allotment option in full, generating gross proceeds of $230,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 12,225,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Beard Energy Transition Acquisition Sponsor LLC (the “Sponsor”), including 1,200,000 Private Placement Warrants issued pursuant to the exercise of the underwriter's over-allotment option in full, generating gross proceeds of $12,225,000, which is described in Note 4.

Following the closing of the Initial Public Offering on November 29, 2021, an amount of $234,625,500 from the net proceeds of the sale of the Units in the Initial Public Offering and a portion of the proceeds of the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and will be invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

Transaction costs related to the issuances described above amounted to $13,308,754, consisting of $4,600,000 of cash underwriting fees, $8,050,000 of deferred underwriting fees and $658,754 of other offering costs. In addition, at December 31, 2021, $1,732,774 of cash was held outside of the Trust Account and is available for working capital purposes.

Following the Initial Public Offering, the Public Stockholders (as defined below) hold a direct economic equity ownership interest in the Company in the form of shares of Class A common stock, and an indirect ownership interest in Opco through the Company’s ownership of Class A Units of Opco. By contrast, the Initial Stockholders (as defined below) own direct economic interests in Opco in the form of Class A and Class B Units of Opco and a corresponding non-economic voting equity interest in the form of the Company’s Class V common stock, as well as a direct interest in the form of the Company’s Class A common stock. The Class A common stock forming part of the Sponsor Shares (as defined below) were purchased for $10.00 each and, in the absence of an initial Business Combination, will generally participate in liquidation or other payments on a pari passu basis with the shares of Class A common stock purchased as part of Units in the Initial Public Offering.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Stockholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. Unless otherwise stated herein, the term “Public Shares” includes the 1,250 shares of Class A common stock of the Company held by the Sponsor and forming part of the Sponsor Shares (as defined in Note 4). The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.20 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. The Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity ("ASC 480").

The holders of the Founder Shares and Sponsor Shares (the “Initial Stockholders”) will not be entitled to (i) redemption rights with respect to any Founder Shares, Sponsor Shares or Public Shares held by them in connection with the completion of a Business Combination, (ii) redemption rights with respect to any Founder Shares, Sponsor Shares or Public Shares held by them in connection with a stockholder vote to approve an amendment to the Company's amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) (a) in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within 18 months (or 21 months, as applicable) from the closing of the Initial Public Offering or (b) with respect to any other provision relating to the rights of holders of the Class A common stock or pre-initial business combination activity or (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete a Business Combination within 18 months (or 21 months, as applicable) from the closing of the Initial Public Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares and any Sponsor Shares (Class A common stock and Class A Units only) they hold if the Company fails to complete a Business Combination within such time period.

The Company will have until 18 months (or 21 months, as applicable) from the closing of the Initial Public Offering (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to pay taxes of the Company or Opco (less an amount required to satisfy taxes of the Company and Opco and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares and Class A Units of Opco (other than those held by the Company), which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire without value to the holder thereof if the Company fails to complete a Business Combination within the Combination Period.

The underwriter has agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Financial Statement Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

The consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of December 31, 2021.

Non-controlling Interest

The ownership interest of non-controlling participants in the operating subsidiary is included as a separate component of stockholders’ deficit.

The non-controlling interest in the operating subsidiary consists of Class A Units in Opco issued to an affiliate of the Sponsor and Class B Units in Opco issued to the Sponsor. Prior to an initial Business Combination, profits and losses of Opco are allocated to the holders of the Class A Units pro rata in accordance with the number of Class A Units held by such holder. Holder of the Class B Units do not participate in the profits and losses of Opco until conversion of the Class B Units to Class A Units in connection with an initial Business Combination. See Note 6 for additional details regarding Class A and Class B Units issued by Opco.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The initial valuation of the Public Warrants (as defined in Note 3), Private Placement Warrants, and Class A common stock subject to redemption required management to exercise significant judgement in its estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Investments Held in Trust Account

As of December 31, 2021, the assets held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Such securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Public Warrants and Private Placement Warrants are equity classified (see Note 5).

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist of legal and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are charged against the carrying value of Class A common stock or stockholders' deficit based on the relative value of the shares of Class A common stock and the Warrants, as described below, to the proceeds received from the Units sold upon the completion of the Initial Public Offering. The Company incurred offering costs amounting to $13,308,754, consisting of $4,600,000 of cash underwriting fees, $8,050,000 of deferred underwriting fees and $658,754 of other offering costs. As such, the Company recorded $12,512,144 of offering costs as a reduction of temporary equity and $796,610 of offering costs as a reduction of permanent equity.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 23,725,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. In order to determine the net income (loss) attributable to both the Class A common stock and Class V common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the holders of the Class A common stock. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A and Class V common stock for the period from February 8, 2021 (inception) through December 31, 2021, reflective of the respective participation rights.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the period from February 8, 2021 (inception) through December 31, 2021
Net loss	$(189,015)
Accretion of Class A common stock to redemption amount	(30,364,103)
Net loss including accretion of temporary equity to redemption value	$(30,553,118)

	For the Period from February 8, 2021 (inception) Through December 31, 2021
	Class A	Class V
Basic and diluted net income (loss) per share:
Numerator:
Net loss including accretion of temporary equity to redemption value	$(9,450,351)	$(21,102,767)
Accretion of Class A common stock to redemption amount	30,364,103	—
Net income (loss)	$20,913,752	$(21,102,767)
Denominator:
Weighted Average Shares	2,258,914	5,044,187
Basic and diluted income (loss) per ordinary share	$9.26	$(4.18)

As of December 31, 2021, no Founder Shares remain subject to forfeiture, as such the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, Fair Value Measurements and Disclosures, (“ASC 820”), approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair Value Measurement

ASC 820 establishes a fair value hierarchy that prioritizes and ranks the level of observability of inputs used to measure investments at fair value. The observability of inputs is impacted by a number of factors, including the type of investment, characteristics specific to the investment, market conditions and other factors. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Investments with readily available quoted prices or for which fair value can be measured from quoted prices in active markets will typically have a higher degree of input observability and a lesser degree of judgment applied in determining fair value.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The three levels of the fair value hierarchy under ASC 820 are as follows:

Level 1—Quoted prices (unadjusted) in active markets for identical investments at the measurement date are used.

Level 2—Pricing inputs are other than quoted prices included within Level 1 that are observable for the investment, either directly or indirectly. Level 2 pricing inputs include quoted prices for similar investments in active markets, quoted prices for identical or similar investments in markets that are not active, inputs other than quoted prices that are observable for the investment, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3—Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. The inputs used in determination of fair value require significant judgment and estimation.

In some cases, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the investment is categorized in its entirety is determined based on the lowest level input that is significant to the investment. Assessing the significance of a particular input to the valuation of an investment in its entirety requires judgment and considers factors specific to the investment. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment. See Note 9 for additional information on assets and liabilities measured at fair value.

Class A Common Stock Subject to Possible Redemption

All of the 23,000,000 shares of Class A common stock sold as part of the Units in the Initial Public Offering and the 1,250 shares of Class A common stock purchased by an affiliate of the Sponsor on February 9, 2021 contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation if there is a stockholder vote or tender offer in connection with a Business Combination and in connection with certain amendments to the Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares of common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in retained earnings, or in the absence of retained earnings, in additional paid-in capital. On November 29, 2021, the Company recorded an adjustment to present the redeemable Class A common stock at redemption value of $30,362,644, of which $24,665,315 was recorded against additional paid-in capital and $5,697,329 was recorded in accumulated deficit. On December 31, 2021, the Company recorded a subsequent adjustment of $1,459 to present redeemable Class A common stock at redemption value, which was recorded in accumulated deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the consolidated financial statements for the fiscal year ended December 31, 2021.

The Company's management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's consolidated financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on November 23, 2021. On November 29, 2021, the Company consummated the Initial Public Offering of 23,000,000 Units, including 3,000,000 Units issued pursuant to the exercise of the underwriter's over-allotment option in full, generating gross proceeds of $230,000,000. Each Unit consisted of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares and Sponsor Shares

On February 9, 2021, an affiliate of the Sponsor paid an aggregate of $25,000 to cover certain offering expenses of the Company in exchange for the issuance of (i) 1,250 shares of the Class A common stock, (ii) 1,250 shares of the Company’s Class V common stock and (iii) 1,250 Class A Units of Opco. On February 10, 2021, the Sponsor acquired 7,187,500 Class B Units of Opco (which are profits interest only units) and 7,187,500 shares of the Company’s Class V common stock for no consideration. Also in February 2021, the Company paid $12,500 in exchange for 1,250 Class A Units of Opco. In October 2021, the Sponsor surrendered to the Company for no consideration 1,437,500 Class B Units of Opco and 1,437,500 shares of Class V common stock, resulting in an aggregate of 5,750,000 Class B Units of Opco and 5,751,250 shares of Class V common stock issued and outstanding.

The Company refers to the 5,750,000 Class B Units of Opco (or the Class A Units of Opco into which such Class B Units will convert) and corresponding number of shares of Class V common stock collectively as the “Founder Shares”. The Founder Shares consist of Class B Units of Opco (and any Class A Units of Opco into which

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

such Class B Units are converted) and a corresponding number of shares of Class V common stock, which together will be exchangeable for shares of the Company’s Class A common stock after the time of an initial Business Combination on a one-for-one basis, subject to adjustment as provided herein. The Company refers to the 1,250 shares of the Company’s Class A common stock and the 1,250 Class A Units of Opco and a corresponding number of shares of the Company’s non-economic Class V common stock (which together will be exchangeable into shares of Class A common stock after an initial Business Combination on a one-for-one basis) collectively as the “Sponsor Shares”.

The Initial Stockholders have agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriter. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriter so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Sponsor Shares). Pursuant to the exercise of the underwriter's over-allotment option in full, the 750,000 Founder Shares are no longer subject to forfeiture.

The Class B Units of Opco will convert into Class A Units of Opco in connection with an initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment. The Founder Shares consist of Class B Units of Opco (and any Class A Units of Opco into which such Class B Units are converted) and a corresponding number of shares of Class V common stock, which together will be exchangeable for shares of Class A common stock after the time of the initial Business Combination on a one-for-one basis (subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like), and subject to further adjustment. If additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of a Business Combination, the number of Class A Units of Opco into which the Class B Units of Opco will convert may be adjusted (unless the holders of a majority of the outstanding Founder Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon exchange of all Founder Shares will equal, in the aggregate, on an as-exchanged basis, 20% of the sum of the total outstanding shares of the Company’s common stock upon completion of the Initial Public Offering (excluding the Sponsor Shares and any shares issuable upon exercise of the warrants), plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination). In addition, the number of outstanding shares of Class V common stock will be adjusted through a stock split or stock dividend so that the total number of outstanding shares of Class V common stock corresponds to the total number of Class A Units of Opco outstanding (other than those held by the Company) plus the total number of Class A Units Opco into which the outstanding Class B Units of Opco are entitled to convert.

The Initial Stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any Founder Shares or Sponsor Shares held by them, and any shares of the Company’s Class A common stock acquired upon exchange of Founder Shares or Sponsor Shares, until one year after the date of the consummation of an initial Business Combination or earlier if, subsequent to an initial Business Combination, (i) the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after an initial Business Combination or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 12,225,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, including 1,200,000 Private Placement Warrants issued pursuant to the exercise of the underwriter's over-allotment option in full, generating gross proceeds of $12,225,000.  Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Indemnity

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below (i) $10.20 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes of the Company or Opco, except as to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) and except as to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. The Company has not independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations. The Company has not asked the Sponsor to reserve for such indemnification obligations as the Company believes the likelihood of the Sponsor having to indemnify the Trust Account is limited because the Company will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Promissory Note - Related Party

On February 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan was non-interest bearing and payable on the earlier of (i) August 8, 2021 or (ii) the completion of the Initial Public Offering. On September 21, 2021, the Company and the Sponsor entered into an agreement to amend and restate the Promissory Note, extending the due date to the earlier of (i) February 8, 2022 or (ii) the consummation of the Initial Public Offering. For the period from February 8, 2021 (inception) through December 31, 2021, the Company borrowed an aggregate of $256,359 under the Promissory Note. Prior to the Initial Public Offering, the Company repaid an aggregate of $11,633. Immediately following the Initial Public Offering, on November 30, 2021, the Company repaid the outstanding balance under the Promissory Note of $244,726. As of December 31, 2021, there was no balance outstanding under the Promissory Note.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to reimburse an affiliate of the Sponsor a total of up to $25,000 per month for administrative support as may be reasonably required by the Company. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. The Company incurred and paid $16,667 in expenses under this agreement for the period from February 8, 2021 (inception) through December 31, 2021.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required. (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, there was no balance outstanding under the Working Capital Loans.

NOTE 5. WARRANTS

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the completion of a Business Combination, and are thereafter exercisable provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Public Warrants will expire five years from the completion of a Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of an initial Business Combination, the Company will use its commercially reasonable efforts to file a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement with the SEC under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement or post-effective amendment to the registration for the Initial Public Offering, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In addition, if any such registration statement has not been declared effective by the sixtieth (60th) business day following the closing of the initial Business Combination, holders of the warrants will have the right, during the period beginning on the sixty first (61st) business day after the closing of the initial Business Combination and ending upon such registration statement being declared effective by the Commission, and during any other period when the Company has failed to have maintained an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to exercise such warrants on a “cashless basis.”

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants for cash:

•	in whole and not in part;
•	at a price of $0.01 per warrant;

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and
•

if, and only if, the last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants for cash unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period or the Company has elected to require exercise of the warrants on a “cashless basis.” If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The exercise price and number of the ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including consolidation, combination, reverse share split, reclassification or similar event. If (x) the Company issues additional Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company's board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuance represents more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, (i) the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and, with respect to the Public Warrants only, (ii) the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants have terms and provisions that are substantially identical to the Public Warrants, except that the Private Placement Warrants will not be redeemable by the Company and may be exercised for cash or on a “cashless basis.”

The Company accounts for the 23,725,000 warrants issued in connection with the Initial Public Offering (including 11,500,000 Public Warrants and 12,225,000 Private Placement Warrants) in accordance with the guidance contained in ASC 480 and ASC 815. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

NOTE 6. STOCKHOLDERS' DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 23,001,250 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of stockholders' deficit on the balance sheet.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class V common stock — The Company is authorized to issue 20,000,000 shares of Class V common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 5,751,250 shares of Class V common stock issued and outstanding.  On February 10, 2021, the Sponsor acquired 7,187,500 shares of the Company’s Class V common stock for no consideration. In October 2021, the Sponsor surrendered to the Company for no consideration 1,437,500 shares of Class V common stock, resulting in an aggregate of 5,751,250 shares of Class V common stock issued and outstanding. Of the 5,751,250 shares of Class V common stock outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor, or its permitted transferees, for no consideration to the extent that the underwriter’s over-allotment option is not exercised, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. Pursuant to the exercise of the underwriter's over-allotment option in full, the 750,000 shares of Class V common stock are no longer subject to forfeiture.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. On any other matter submitted to a vote of the Company’s stockholders, holders of Class A common stock and holders of Class V common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as required by law.

Class A and Class B Units issued by Opco — The Class B Units of Opco are considered profits interest only units with no initial value. Subject to the obligation of Opco to make tax distributions and to reimburse the Company for its corporate and other overhead expenses, Opco will have the right to determine when non-liquidating distributions will be made to the holders of Opco Units and the amount of any such distributions. Opco does not anticipate making any such distributions (other than tax distributions and reimbursements of expenses) to holders of Opco Units (including the Company) prior to an initial Business Combination, other than redemptions of Class A Units of Opco held by the Company in connection with a redemption of Public Shares. If Opco authorizes a non-liquidating distribution, whether before or following the initial Business Combination, the distribution will be made to holders of Opco Units on a pro rata basis in accordance with their respective percentage ownership of Opco Units.

The Class B Units of Opco will convert into Class A Units of Opco in connection with an initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like.

In addition, following an initial Business Combination, holders of Class A Units of Opco (other than the Company) will have the right, subject to certain limitations, to exchange Class A Units of Opco (and a corresponding number of shares of Class V common stock) for, at the Company’s option, (i) shares of Class A common stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, or (ii) a corresponding amount of cash. The decision to make a cash payment upon an exercise of an exchange right will be made by the Company’s independent directors.

In February 2021, an affiliate of the Sponsor purchased 1,250 Class A Units of Opco and the Sponsor acquired 7,187,500 Class B Units of Opco. Also in February 2021, the Company paid $12,500 in exchange for 1,250 Class A Units of Opco. In October 2021, the Sponsor surrendered to the Company for no consideration 1,437,500 Class B Units of Opco, resulting in an aggregate of 5,750,000 Class B Units of Opco issued and outstanding.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration and Stockholder Rights Agreement

The holders of the Founder Shares, Sponsor shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of the Company's Class A common stock issuable upon the exercise of the Private Placement Warrants or exchange of the Founder Shares issued upon exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon exchange of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after the Founder Shares become exchangeable for the shares of Class A

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock). The holders of these securities, having at least $25 million in the aggregate, are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company's completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter purchased 3,000,000 Units to cover over-allotments at the Initial Public Offering price, less the underwriting commissions.

The underwriter was paid a cash underwriting discount of two percent (2%) of the gross proceeds of the Public Offering, or $4,600,000. Additionally, the underwriter will be entitled to a deferred underwriting commission of 3.5%, or $8,050,000, of the gross proceeds of the Public Offering held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

NOTE 8. INCOME TAX

The Company’s net deferred tax assets (liabilities) as of December 31, 2021 is as follows:

Deferred tax assets:
Start-up costs	$22,065
Net operating loss carryforwards	37,103
Total deferred tax assets	59,168
Valuation allowance	(59,168)
Deferred tax liabilities:
Unrealized gain on investments	—
Total deferred tax liabilities	—
Deferred tax assets, net of allowance	$—

The income tax provision for the period from February 8, 2021 (inception) through December 31, 2021 consists of the following:

Federal
Current	$—
Deferred	(59,168)
State
Current	$—
Deferred	—
Change in valuation allowance	59,168
Income tax provision	$—

As of December 31, 2021, the Company has available U.S. federal operating loss carry forwards of approximately $177,000 that may be carried forward indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from February 8, 2021 (inception) through December 31, 2021, the valuation allowance was $59,168.

A reconciliation of the federal income tax rate to the Company’s effective tax rate as of December 31, 2021 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of derivative warrant liabilities	0.0%
Non-deductible transaction costs	0.0%
Change in valuation allowance	(21.0)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction which remain open and subject to examination.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$234,626,959	$234,626,959	$—	$—