Form 10-Q
period 2022-03-31
Beard Energy Transition Acquisition Corp.
filed 2022-05-05
CIK 1847351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Beard Energy Transition Acquisition Corp.
(Exact name of registrant as specified in its charter)
Delaware	001-41098	86-1990354
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

595 Madison Avenue, 29th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(713) 446-6259
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 5, 2022 23,001,250 shares of Class A common stock, par value $0.0001 per share, and 5,751,250 shares of Class V common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$1,525,893	$1,732,774
Prepaid expenses	692,215	708,821
Total current assets	2,218,108	2,441,595
Investments held in Trust Account	234,642,103	234,626,959
Total assets	$236,860,211	$237,068,554

Liabilities, Redeemable Class A Common Stock and Stockholders' Deficit:
Current liabilities:
Accounts payable	$49,393	$4,129
Accrued expenses and other current liabilities	102,067	1,790
Accrued offering costs	175,000	175,000
Franchise tax payable	228,142	178,142
Total current liabilities	554,602	359,061
Deferred underwriting fee payable	8,050,000	8,050,000
Total liabilities	8,604,602	8,409,061

Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption, 23,001,250 shares at redemption value of $10.20 per share	234,642,103	234,626,959

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 23,001,250 shares subject to possible redemption)	—	—
Class V common stock, $0.0001 par value; 20,000,000 shares authorized; 5,751,250 issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(6,306,809)	(5,887,803)
Total Beard Energy Transition Acquisition Corp. deficit	(6,306,234)	(5,887,228)
Non-controlling interest in subsidiary	(80,260)	(80,238)
Total stockholders' deficit	(6,386,494)	(5,967,466)
Total Liabilities, Redeemable Class A Common Stock and Stockholders' Deficit	$236,860,211	$237,068,554

The accompanying notes are an integral part of this financial statement.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2022	For the Period from February 8, 2021 (inception) through March 31, 2021
Operating and formation costs	$369,028	$4,066
Franchise tax	50,000	—
Loss from operations	$(419,028)	$(4,066)
Interest and dividend income on investments held in Trust Account	15,144	—
Net loss	$(403,884)	$(4,066)
Net loss attributable to non-controlling interest in subsidiary	22	2,033
Net loss attributable to Beard Energy Transition Acquisition Corp.	$(403,862)	$(2,033)
Basic and diluted weighted average shares outstanding, Class A common stock	23,001,250	1,250
Basic and diluted net income per share, Class A common stock	$(0.01)	$(1.63)
Basic and diluted weighted average shares outstanding, Class V common stock	5,751,250	6,251,250
Basic and diluted net loss per share, Class V common stock	$(0.01)	$—

The accompanying notes are an integral part of this financial statement.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

(UNAUDITED)

	Three Months Ended March 31, 2022
			Stockholders' Deficit
	Redeemable Class A Common Stock		Class V Common Stock		Additional Paid-in	Accumulated	Non- controlling Interest in	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Deficit
Balance – December 31, 2021	23,001,250	$234,626,959	5,751,250	$575	$—	$(5,887,803)	$(80,238)	$(5,967,466)
Subsequent accretion of Class A common stock subject to redemption, to redemption amount as of March 31, 2022	—	15,144	—	—	—	(15,144)	—	(15,144)
Net loss	—	—	—	—	—	(403,862)	(22)	(403,884)
Balance – March 31, 2022	23,001,250	$234,642,103	5,751,250	$575	$—	$(6,306,809)	$(80,260)	$(6,386,494)

	For the Period from February 8, 2021 (inception) through March 31, 2021
			Stockholders' Equity
	Class A Common Stock		Class V Common Stock		Additional Paid-in	Accumulated	Non- controlling Interest in	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Equity
Balance – February 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class A and Class V common stock to an affiliate of the Sponsor and the Sponsor (1)	1,250	—	5,751,250	575	11,925	—	—	12,500
Issuance of Class A Units in Opco to an affiliate of the Sponsor and Class B Units in Opco to the Sponsor	—	—	—	—	—	—	12,500	12,500
Net loss	—	—	—	—	—	(2,033)	(2,033)	(4,066)
Balance – March 31, 2021	1,250	$—	5,751,250	$575	$11,925	$(2,033)	$10,467	$20,934

(1)

Retroactively restated for surrender of 1,437,500 shares of Class V common stock to the Company by the Sponsor for no consideration in October 2021.

The accompanying notes are an integral part of this financial statement.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2022	For the Period from February 8, 2021 (inception) through March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(403,884)	$(4,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(15,144)	—
Payment of formation and operating costs through due to affiliate	—	2,696
Changes in operating assets and liabilities:
Prepaid expenses	16,606	27
Accounts payable	45,295	32
Accrued expenses	100,257	1,311
Franchise tax payable	50,000	—
Net cash used in operating activities	(206,870)	—

Cash Flows from Financing Activities:
Advance from related party	198	—
Repayment of advance from related party	(209)	—
Net cash used in financing activities	(11)	—

Net Change in Cash	(206,881)	—
Cash - Beginning of period	1,732,774	—
Cash - End of period	$1,525,893	$—

Supplemental disclosures of non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$374,880
Deferred offering costs included in due to related party	$—	$114,546
Deferred offering costs paid by an affiliate of the Sponsor in exchange for Class A and Class V common stock and Class A Units in Opco	$—	$25,000
Prepaid expenses included in due to affiliate	$—	$1,000
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of March 31, 2022	$15,144	$—

The accompanying notes are an integral part of this financial statement.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

All activity for the three months ended March 31, 2022 and for the period from February 8, 2021 (inception) through March 31, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and a portion of the proceeds derived from the sale of Private Placement Warrants (as defined below) that were placed in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the issuances described above amounted to $13,308,754, consisting of $4,600,000 of cash underwriting fees, $8,050,000 of deferred underwriting fees and $658,754 of other offering costs. In addition, as of March 31, 2022 and December 31, 2021, $1,525,893 and $1,732,774 of cash was held outside of the Trust Account and is available for working capital purposes, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Condensed Financial Statement Presentation

The accompanying condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on February 25, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

The condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of March 31, 2022 and December 31, 2021.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The initial valuation of the Public Warrants (as defined in Note 3), Private Placement Warrants, and Class A common stock subject to redemption required management to exercise significant judgement in its estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Such securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

investments held in the Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed consolidated statements of operations. The Public Warrants and Private Placement Warrants are equity classified (see Note 5).

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist of legal and other expenses incurred through the condensed consolidated balance sheet date that are directly related to the Initial Public Offering. Offering costs are charged against the carrying value of Class A common stock or stockholders' deficit based on the relative value of the shares of Class A common stock and the Warrants, as described below, to the proceeds received from the Units sold upon the completion of the Initial Public Offering. The Company incurred offering costs amounting to $13,308,754, consisting of $4,600,000 of cash underwriting fees, $8,050,000 of deferred underwriting fees and $658,754 of other offering costs in connection with the Initial Public Offering. As such, the Company recorded $12,512,144 of offering costs as a reduction of temporary equity and $796,610 of offering costs as a reduction of permanent equity.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 23,725,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. In order to determine the net income (loss) attributable to both the Class A common stock and Class V common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the holders of the Class A common stock. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A and Class V common stock for the three months ended March 31, 2022 and for the period from February 8, 2021 (inception) through March 31, 2021, reflective of the respective participation rights.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the three months ended March 31, 2022	For the period from February 8, 2021 (inception) through March 31, 2021
Net loss	$(403,862)	$(2,033)
Accretion of Class A common stock to redemption amount	(15,144)	—
Net loss including accretion of temporary equity to redemption value	$(419,006)	$(2,033)

	For the three months ended March 31, 2022		For the Period from February 8, 2021 (inception) Through March 31, 2021
	Class A	Class V	Class A	Class V
Basic and diluted net income (loss) per share:
Numerator:
Net loss including accretion of temporary equity to redemption value	$(335,194)	$(83,812)	$(2,033)	$(2,033)
Accretion of Class A common stock to redemption amount	15,144	—	—	—
Net loss	$(320,050)	$(83,812)	$(2,033)	$(2,033)
Denominator:
Weighted Average Shares	23,001,250	5,751,250	1,250	6,251,250
Basic and diluted loss per share of common stock	$(0.01)	$(0.01)	$(1.63)	$—

As of March 31, 2022 and December 31, 2021, no Founder Shares remain subject to forfeiture, as such the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, Fair Value Measurements and Disclosures, (“ASC 820”), approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in retained earnings, or in the absence of retained earnings, in additional paid-in capital. On November 29, 2021, the Company recorded an adjustment to present the redeemable Class A common stock at redemption value of $30,362,644, of which $24,665,315 was recorded against additional paid-in capital and $5,697,329 was recorded in accumulated deficit. On December 31, 2021, the Company recorded a subsequent adjustment of $1,459 to present redeemable Class A common stock at redemption value, which was recorded in accumulated deficit. On March 31, 2022, the Company recorded a subsequent adjustment of $15,144 to present redeemable Class A common stock at redemption value, which was recorded in accumulated deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Promissory Note - Related Party

On February 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan was non-interest bearing and payable on the earlier of (i) August 8, 2021 or (ii) the completion of the Initial Public Offering. On September 21, 2021, the Company and the Sponsor entered into an agreement to amend and restate the Promissory Note, extending the due date to the earlier of (i) February 8, 2022 or (ii) the consummation of the Initial Public Offering. For the period from February 8, 2021 (inception) through December 31, 2021, the Company borrowed an aggregate of $256,359 under the Promissory Note. Prior to the Initial Public Offering, the Company repaid an aggregate of $11,633. Immediately following the Initial Public Offering, on November 30, 2021, the Company repaid the outstanding balance under the Promissory Note of $244,726. As of March 31, 2022 and December 31, 2021, there was no balance outstanding under the Promissory Note.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to reimburse an affiliate of the Sponsor a total of up to $25,000 per month for administrative support as may be reasonably required by the Company. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. The Company incurred and paid $50,001 and $0 in expenses under this agreement for the three months ended March 31, 2022 and for the period from February 8, 2021 (inception) through March 31, 2021, respectively.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required. (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there was no balance outstanding under the Working Capital Loans.

NOTE 5. WARRANTS

Public Warrants may only be exercised for a whole number of shares.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants for cash:

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption (the "30-day redemption period"); and
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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 6. STOCKHOLDERS' (DEFICIT) EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021 there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 23,001,250 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of stockholders' deficit on the condensed consolidated balance sheets.

Class V common stock — The Company is authorized to issue 20,000,000 shares of Class V common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 5,751,250 shares of Class V common stock issued and outstanding.  On February 10, 2021, the Sponsor acquired 7,187,500 shares of the Company’s Class V common stock for no consideration. In October 2021, the Sponsor surrendered to the Company for no consideration 1,437,500 shares of Class V common stock, resulting in an aggregate of 5,751,250 shares of Class V common stock issued and outstanding. Of the 5,751,250 shares of Class V common stock outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor, or its permitted transferees, for no consideration to the extent that the underwriter’s over-allotment option is not exercised, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. Pursuant to the exercise of the underwriter's over-allotment option in full, the 750,000 shares of Class V common stock are no longer subject to forfeiture.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$234,642,103	$234,642,103	$—	$—

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$234,626,959	$234,626,959	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Beard Energy Transition Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Quarterly Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on February 8, 2021 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination”. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Public Offering”) and the warrants issued to Beard Energy Transition Acquisition Sponsor LLC (“sponsor”) in a private placement simultaneously with the closing of the Public Offering (“private placement warrants”), our capital stock, debt or a combination of the foregoing.

The issuance of additional shares of Class A common stock, Class A Units and Class B Units of Beard Energy Transition |Acquisition Holdings LLC (“Opco”) (and corresponding shares of our Class V common stock) or shares of preferred stock:

•

may significantly dilute the equity interest of investors in our Public Offering, which dilution would increase if the anti-dilution provisions in the Class B Units of Opco initially acquired by our sponsor prior to our Public Offering (or the Class A Units of Opco into which such Class B Units will convert) and a corresponding number of shares of our Class V common stock (“founder shares”) resulted in an increase in the number of Class A Units of Opco into which the Class B Units of Opco will convert;

•	may subordinate the rights of holders of our Class A common stock and Class V common stock (“common stock”) if preferred stock is issued with rights senior to those afforded our common stock;
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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2022 and for the period from February 8, 2021 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for our Public Offering, described below, and since the closing of our Public Offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after our Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended March 31, 2022, we had net loss of $403,884, which resulted from operating and formation costs of $369,028 and franchise tax expense of $50,000, offset in part by interest income on investments held in the trust account of $15,144.

For the period from February 8, 2021 (inception) through March 31, 2021, we had a net loss of $4,066, which resulted fully from operating and formation costs.

Liquidity and Capital Resources

On November 29, 2021, we consummated a Public Offering of 23,000,000 units, including 3,000,000 units issued pursuant to the exercise of the underwriter’s over-allotment option in full, generating gross proceeds to the Company of $230,000,000. Simultaneously with the consummation of our Public Offering, we completed the private sale of 12,225,000 warrants to our sponsor at a purchase price of $1.00 per warrant, generating gross proceeds of $12,225,000. The proceeds from the sale of the private placement warrants were added to the net proceeds from the Public Offering held in a trust account. If we do not complete an initial business combination within 18 months (or 21 months, as applicable) from the closing of the Public Offering, the proceeds from the sale of the private placement warrants will be used to fund the redemption of the shares of our Class A common stock sold as part of the units in our Public Offering and, unless otherwise stated herein, the 1,250 shares of our Class A common stock forming part of the 1,250 Class A Units of Opco and corresponding number of shares of our Class V common stock (which together will be exchangeable into shares of Class A common stock after our initial business combination on a one-for-one basis, subject to adjustment as provided herein) and the 1,250 shares of our Class A common stock purchased by Gregory A. Beard in a private placement prior to our Public Offering (“sponsor shares”), which collectively represent 100% of the economic interests in Beard Energy Transition Acquisition Corp. (“public shares”) (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

For the three months ended March 31, 2022, net cash used in operating activities was $206,870, which was due to our net loss of $403,884 and interest and dividend income on investments held in the trust account of $15,144, offset in part by changes in working capital of $212,158.

For the three months ended March 31, 2022, net cash used in financing activities of $11 was comprised of repayment of the advance from an affiliate of our sponsor of $209, offset in part by $198 in proceeds from an advance from an affiliate of our sponsor.

For the period from February 8, 2021 (inception) through March 31, 2021, net cash used in operating activities was $0, which was due to our net loss of $4,066, offset by the payment of operating and formation costs through the due to affiliate of $2,696 and changes in working capital of $1,370.

As of March 31, 2022 and December 31, 2021, we had cash of $1,525,893 and $1,732,774 held outside the trust account, respectively. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

Related Party Loans

On February 9, 2021, the sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to the Promissory Note. This loan was non-interest bearing and payable on the earlier of (i) August 8, 2021 (as subsequently extended to February 9, 2022) or (ii) the consummation of the Public Offering. On November 30, 2021, the Company repaid the Promissory Note in full. As of March 31, 2022 and December 31, 2021, there was no balance outstanding under the Promissory Note.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022 and December 31, 2021.

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

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The warrants sold as part of the units in our Public Offering (“public warrants”) and private placement warrants are equity classified.

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Public Offering and private placement to purchase an aggregate of 23,725,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. In order to determine the net income (loss) attributable to both the Class A common stock and Class V common stock, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the holders of the Class A common stock. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A and Class V common stock for the three months ended March 31, 2022 and the period from February 8, 2021 (inception) through March 31, 2021, reflective of the respective participation rights.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” we are not required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4.	Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022 (the “2021 Annual Report”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in the 2021 Annual Report.

Item 2.	Recent Sales of Securities; Use of Proceeds from Registered Offerings

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

In addition, on November 23, 2021, our sponsor purchased from us an aggregate of 12,225,000 private placement warrants at $1.00 per warrant (for an aggregate purchase price of $12,225,000). Each private placement warrant is exercisable to purchase one share of our Class A common stock or, in certain circumstances, one Class A Unit of Opco together with a corresponding number of shares of our non-economic Class V common stock, subject to certain adjustments. This purchase took place on a private placement basis simultaneously with the completion of our Public Offering. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

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

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRLTaxonomy Extension Schema Document

101.CAL	XBRLTaxonomy Extension Calculation Linkbase Document

Exhibit Number	Description

101.DEF	XBRLTaxonomy Extension Definition Linkbase Document

101.LAB	XBRLTaxonomy Extension Label Linkbase Document

101.PRE	XBRLTaxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEARD ENERGY TRANSITION ACQUISITION CORP.

Date: May 5, 2022	By:	/s/ Gregory A. Beard
	Name:	Gregory A. Beard
	Title:	Chief Executive Officer
(Principal Executive Officer)