Form 10-Q
period 2022-06-30
Beard Energy Transition Acquisition Corp.
filed 2022-08-05
CIK 1847351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, 23,001,250 shares of Class A common stock, par value $0.0001 per share, and 5,751,250 shares of Class V common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$1,323,932	$1,732,774
Prepaid expenses	596,603	708,821
Total current assets	1,920,535	2,441,595
Investments held in Trust Account	234,949,448	234,626,959
Total assets	$236,869,983	$237,068,554
Liabilities, Redeemable Class A Common Stock and Stockholders' Deficit:
Current liabilities:
Accounts payable	$3,879	$4,129
Accrued expenses and other current liabilities	163,423	1,790
Accrued offering costs	175,000	175,000
Income tax payable	9,619	—
Franchise tax payable	278,142	178,142
Total current liabilities	630,063	359,061
Deferred underwriting fee payable	8,050,000	8,050,000
Total liabilities	8,680,063	8,409,061
Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption, 23,001,250 shares at redemption value of $10.20 per share	234,949,448	234,626,959
Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 23,001,250 shares subject to possible redemption)	—	—
Class V common stock, $0.0001 par value; 20,000,000 shares authorized; 5,751,250 issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(6,679,839)	(5,887,803)
Total Beard Energy Transition Acquisition Corp. deficit	(6,679,264)	(5,887,228)
Non-controlling interest in subsidiary	(80,264)	(80,238)
Total stockholders' deficit	(6,759,528)	(5,967,466)
Total Liabilities, Redeemable Class A Common Stock and Stockholders' Deficit	$236,869,983	$237,068,554

The accompanying notes are an integral part of this financial statement.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	For the Period from February 8, 2021 (inception) through June 30, 2021
Operating and formation costs	$313,415	$7,195	$682,443	$11,261
Franchise tax	50,000	—	100,000	—
Loss from operations	(363,415)	(7,195)	(782,443)	(11,261)
Interest and dividend income on investments held in Trust Account	307,345	—	322,489	—
Loss before income taxes	(56,070)	(7,195)	(459,954)	(11,261)
Income tax expense	(9,619)	—	(9,619)	—
Net loss	$(65,689)	$(7,195)	$(469,573)	$(11,261)
Net loss attributable to non-controlling interest in subsidiary	4	3,597	26	5,630
Net loss attributable to Beard Energy Transition Acquisition Corp.	$(65,685)	$(3,598)	$(469,547)	$(5,631)
Basic and diluted weighted average shares outstanding, Class A common stock	23,001,250	1,250	23,001,250	1,250
Basic and diluted net loss per share, Class A common stock	$0.00	$(2.88)	$(0.01)	$(4.50)
Basic and diluted weighted average shares outstanding, Class V common stock	5,751,250	5,001,250	5,751,250	5,001,250
Basic and diluted net loss per share, Class V common stock	$(0.01)	$—	$(0.03)	$—

The accompanying notes are an integral part of this financial statement

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

(UNAUDITED)

	Six Months Ended June 30, 2022
			Stockholders' Deficit
	Redeemable Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non- controlling Interest in Subsidiary	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2021	23,001,250	$234,626,959	5,751,250	$575	$—	$(5,887,803)	$(80,238)	$(5,967,466)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of March 31, 2022	—	15,144	—	—	—	(15,144)	—	(15,144)
Net loss	—	—	—	—	—	(403,862)	(22)	(403,884)
Balance – March 31, 2022	23,001,250	234,642,103	5,751,250	575	—	(6,306,809)	(80,260)	(6,386,494)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of June 30, 2022	—	307,345	—	—	—	(307,345)	—	(307,345)
Net loss	—	—	—	—	—	(65,685)	(4)	(65,689)
Balance – June 30, 2022	23,001,250	$234,949,448	5,751,250	$575	$—	$(6,679,839)	$(80,264)	$(6,759,528)

  The accompanying notes are an integral part of this financial statement.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

(UNAUDITED)

	For the Period from February 8, 2021 (inception) through June 30, 2021
	Stockholders' Equity
	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest in Subsidiary	Total Stockholders' Equity

	Shares	Amount	Shares	Amount
Balance – February 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class A and Class V common stock to an affiliate of the Sponsor and the Sponsor (1)	1,250	—	5,751,250	575	11,925	—	—	12,500
Issuance of Class A Units in Opco to an affiliate of the Sponsor and Class B Units in Opco to the Sponsor	—	—	—	—	—	—	12,500	12,500
Net loss	—	—	—	—	—	(2,033)	(2,033)	(4,066)
Balance – March 31, 2021	1,250	—	5,751,250	575	11,925	(2,033)	10,467	20,934
Net loss	—	—	—	—	—	(3,598)	(3,597)	(7,195)
Balance – June 30, 2021	1,250	$—	5,751,250	$575	$11,925	$(5,631)	$6,870	$13,739

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2022	For the Period from February 8, 2021 (inception) through June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(469,573)	$(11,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(322,489)	—
Payment of formation and operating costs through promissory note - related party	—	149
Changes in operating assets and liabilities:
Prepaid expenses	112,218	(848)
Accounts payable	(219)	—
Accrued expenses	160,049	1,800
Income tax payable	9,619	—
Franchise tax payable	100,000	—
Net cash used in operating activities	(410,395)	(10,160)
Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	256,000
Repayment of promissory note - related party	—	(11,633)
Repayment to an affiliate of the Sponsor for offering costs paid on behalf of the Company	—	(114,546)
Offering costs paid	—	(74,980)
Advance from related party	1,762	—
Repayment of advance from related party	(209)	—
Net cash provided by financing activities	1,553	54,841
Net Change in Cash	(408,842)	44,681
Cash - Beginning of period	1,732,774	—
Cash - End of period	$1,323,932	$44,681
Supplemental disclosures of non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$330,250
Deferred offering costs paid by an affiliate of the Sponsor	$—	$114,546
Deferred offering costs paid by an affiliate of the Sponsor in exchange for Class A and Class V common stock and Class A Units in Opco	$—	$25,000
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of June 30, 2022	$322,489	$—

The accompanying notes are an integral part of this financial statement.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

All activity for the six months ended June 30, 2022 and for the period from February 8, 2021 (inception) through June 30, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and a portion of the proceeds derived from the sale of Private Placement Warrants (as defined below) that were placed in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Liquidity, Capital Resources, and Going Concern

As of June 30, 2022, the Company had a working capital surplus of $1,290,472, including $1,323,932 in its operating bank account. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2022, will not be sufficient to allow the Company to operate until May 29, 2023, the date at which the Company must complete

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

a Business Combination. While the Company expects to have sufficient access to additional sources of capital under Working Capital Loans (as defined in Note 4), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a Business Combination is not consummated by May 29, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements are issued.

Management plans to address this uncertainty through a Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Condensed Financial Statement Presentation

The accompanying condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on February 25, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

The condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of June 30, 2022 and December 31, 2021.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Such securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 23,725,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. In order to determine the net income (loss) attributable to both the Class A common stock and Class V common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the holders of the Class A common stock. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A and Class V common stock for the three and six months ended June 30, 2022, for the three months ended June 30, 2021, and for the period from February 8, 2021 (inception) through June 30, 2021, reflective of the respective participation rights.

The following tables reflect the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the three months ended June 30, 2022	For the three months ended June 30, 2021	For the six months ended June 30, 2022	For the period from February 8, 2021 (inception) through June 30, 2021
Net loss	$(65,685)	$(3,598)	$(469,547)	$(5,631)
Accretion of Class A common stock to redemption amount	(307,345)	—	(322,489)	—
Net loss including accretion of temporary equity to redemption value	$(373,030)	$(3,598)	$(792,036)	$(5,631)

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended June 30, 2022		For the three months ended June 30, 2021		For the six months ended June 30, 2022		For the period from February 8, 2021 (inception) through June 30, 2021
	Class A	Class V	Class A	Class V	Class A	Class V	Class A	Class V
Basic and diluted net loss per share:
Numerator:
Net loss including accretion of temporary equity to redemption value	$(298,414)	$(74,616)	$(3,598)	$—	$(633,608)	$(158,428)	$(5,631)	$—
Accretion of Class A common stock to redemption amount	307,345	—	—	—	322,489	—	—	—
Net income (loss)	$8,931	$(74,616)	$(3,598)	$—	$(311,119)	$(158,428)	$(5,631)	$—
Denominator:
Weighted Average Shares	23,001,250	5,751,250	1,250	5,001,250	23,001,250	5,751,250	1,250	5,001,250
Basic and diluted loss per share of common stock	$0.00	$(0.01)	$(2.88)	$—	$(0.01)	$(0.03)	$(4.50)	$—

As of June 30, 2022 and December 31, 2021, no Founder Shares remain subject to forfeiture, as such the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

The three levels of the fair value hierarchy under ASC 820 are as follows:

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In some cases, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the investment is categorized in its entirety is determined based on the lowest level input that is significant to the investment. Assessing the significance of a particular input to the valuation of an investment in its entirety requires judgment and considers factors specific to the investment. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the perceived risk of that investment. See Note 8 for additional information on assets and liabilities measured at fair value.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in retained earnings, or in the absence of retained earnings, in additional paid-in capital. On November 29, 2021, the Company recorded an adjustment to present the redeemable Class A common stock at redemption value of $30,362,644, of which $24,665,315 was recorded against additional paid-in capital and $5,697,329 was recorded in accumulated deficit. On December 31, 2021, the Company recorded a subsequent adjustment of $1,459 to present redeemable Class A common stock at redemption value, which was recorded in accumulated deficit. On March 31, 2022, the Company recorded a subsequent adjustment of $15,144 to present redeemable Class A common stock at redemption value, which was recorded in accumulated deficit. On June 30, 2022, the Company recorded a subsequent adjustment of $307,345 to present redeemable Class A common stock at redemption value, which was recorded in accumulated deficit.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

See Note 9 for additional information on income taxes for the periods presented.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

 The registration statement for the Company’s Initial Public Offering was declared effective on November 23, 2021. On November 29, 2021, the Company consummated the Initial Public Offering of 23,000,000 Units, including 3,000,000 Units issued pursuant to the exercise of the underwriter's over-allotment option in full, generating gross proceeds of $230,000,000. Each Unit consisted of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 5).

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Promissory Note - Related Party

On February 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan was non-interest bearing and payable on the earlier of (i) August 8, 2021 or (ii) the completion of the Initial Public Offering. On September 21, 2021, the Company and the Sponsor entered into an agreement to amend and restate the Promissory Note, extending the due date to the earlier of (i) February 8, 2022 or (ii) the consummation of the Initial Public Offering. For the period from February 8, 2021 (inception) through December 31, 2021, the Company borrowed an aggregate of $256,359 under the Promissory Note. Prior to the Initial Public Offering, the Company repaid an aggregate of $11,633. Immediately following the Initial Public Offering, on November 30, 2021, the Company repaid the outstanding balance under the Promissory Note of $244,726. As of June 30, 2022 and December 31, 2021, there was no balance outstanding under the Promissory Note.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to reimburse an affiliate of the Sponsor a total of up to $25,000 per month for administrative support as may be reasonably required by the Company. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. The Company incurred $50,001 and $100,002 in expenses under this agreement for the three and six months ended June 30, 2022, respectively. The Company paid $33,334 and $83,335 under this agreement for the three and six months ended June 30, 2022, respectively. The Company incurred and paid $0 in expenses under this agreement for the three months ended June 30, 2021 and for the period from February 8, 2021 (inception) through June 30, 2021. The unpaid portion of this agreement as of June 30, 2022 is recorded within accrued expenses.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, there was no balance outstanding under the Working Capital Loans.

NOTE 5. WARRANTS

Public Warrants may only be exercised for a whole number of shares.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 6. STOCKHOLDERS' (DEFICIT) EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021 there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 23,001,250 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of stockholders' deficit on the condensed consolidated balance sheets.

Class V common stock — The Company is authorized to issue 20,000,000 shares of Class V common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 5,751,250 shares of Class V common stock issued and outstanding.  On February 10, 2021, the Sponsor acquired 7,187,500 shares of the Company’s Class V common stock for no consideration. In October 2021, the Sponsor surrendered to the Company for no consideration 1,437,500 shares of Class V common stock, resulting in an aggregate of 5,751,250 shares of Class V common stock issued and outstanding. Of the 5,751,250 shares of Class V common stock outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor, or its permitted transferees, for no consideration to the extent that the underwriter’s over-allotment option is not exercised, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. Pursuant to the exercise of the underwriter's over-allotment option in full, the 750,000 shares of Class V common stock are no longer subject to forfeiture.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. On any other matter submitted to a vote of the Company’s stockholders, holders of Class A common stock and holders of Class V common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as required by law.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$234,949,448	$234,949,448	$—	$—

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$234,626,959	$234,626,959	$—	$—

NOTE 9. INCOME TAX

The Company’s effective tax rate for the three and six months ended June 30, 2022 was (17.2)% and (2.1)%, respectively. The effective tax rate for the three months ended June 30, 2021 and for the period from February 8, 2021 (inception) through June 30, 2021 was 0.0%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and six months ended June 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings

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

The issuance of additional shares of Class A common stock, Class A Units and Class B Units of Beard Energy Transition Acquisition Holdings LLC (“Opco”) (and corresponding shares of our Class V common stock) or shares of preferred stock:

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the six months ended June 30, 2022 and for the period from February 8, 2021 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for our Public Offering, described below, and since the closing of our Public Offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after our Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended June 30, 2022, we had net loss of $65,689, which resulted from operating and formation costs of $313,415, franchise tax expense of $50,000, and income tax expense of $9,619, offset in part by interest income on investments held in the trust account of $307,345.

For the three months ended June 30, 2021, we had a net loss of $7,195, which resulted fully from operating and formation costs.

For the six months ended June 30, 2022, we had net loss of $469,573, which resulted from operating and formation costs of $682,443, franchise tax expense of $100,000, and income tax expense of $9,619, offset in part by interest income on investments held in the trust account of $322,489.

For the period from February 8, 2021 (inception) through June 30, 2021, we had a net loss of $11,261, which resulted fully from operating and formation costs.

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

For the six months ended June 30, 2022, net cash used in operating activities was $410,395, which was due to our net loss of $469,573 and interest and dividend income on investments held in the trust account of $322,489, offset in part by changes in working capital of $381,667.

For the period from February 8, 2021 (inception) through June 30, 2021, net cash used in operating activities was $10,160, which was due to our net loss of $11,261, offset in part by changes in working capital of $952, and the payment of operating and formation costs through the promissory note – related party of $149.

For the six months ended June 30, 2022, net cash provided by financing activities of $1,553 was comprised of proceeds from an advance from an affiliate of our sponsor of $1,762, offset in part by $209 in repayments of the advance from an affiliate of our sponsor.

For the period from February 8, 2021 (inception) through June 30, 2021, net cash provided by financing activities of $54,841 was comprised of $256,000 of proceeds from the promissory note – related party, offset in part by repayments to an affiliate of our sponsor for offering costs paid on our behalf of $114,546, offering costs paid of $74,980, and repayments of the promissory note – related party of $11,633.

There were no cash flows from investing activities for the six months ended June 30, 2022 and for the period from February 8, 2021 (inception) through June 30, 2021.

As of June 30, 2022 and December 31, 2021, we had cash of $1,323,932 and $1,732,774 held outside the trust account, respectively. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination or to finance possible costs in connection with the contribution of an addition amount to be held in the trust account if we extend our time to complete an initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans and up to $2,300,250 of such extension funding loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We anticipate that the cash held outside of the trust account as of June 30, 2022, will not be sufficient to allow us to operate until May 29, 2023, the date at which we must complete our initial business combination. While we expect to have sufficient access to additional sources of capital under the Working Capital Loans described above, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if our initial business combination is not consummated by May 29, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company (if such period is not extended). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued.

We plan to address this uncertainty through our initial business combination. There is no assurance that our plans to consummate our initial business combination will be successful or successful by May 29, 2023. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Administrative Support Agreement

We have entered into an Administrative Support Agreement pursuant to which we will reimburse our sponsor or an affiliate thereof in an amount up to $25,000 per month for administrative support made available to us, of which $16,667 per month will be to reimburse our sponsor or an affiliate thereof for payments to Ms. James, our Chief Financial Officer. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

Related Party Loans

On February 9, 2021, the sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to the Promissory Note. This loan was non-interest bearing and payable on the earlier of (i) August 8, 2021 (as subsequently extended to February 9, 2022) or (ii) the consummation of the Public Offering. On November 30, 2021, the Company repaid the Promissory Note in full. As of June 30, 2022 and December 31, 2021, there was no balance outstanding under the Promissory Note.

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

Private Placement Warrants

Our sponsor purchased an aggregate of 12,225,000 private placement warrants at a price of $1.00 per warrant or $12,225,000 in the aggregate in a private placement that occurred simultaneously with the closing of our Public Offering. Each private placement warrant is exercisable to purchase for $11.50 one share of our Class A common stock. Our sponsor is permitted to transfer the private placement warrants held by it to certain permitted transferees, including their officers and directors and other persons or entities affiliated with or related to them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as the sponsor. Otherwise, these warrants are not, subject to certain limited exceptions, transferable, assignable or saleable until 30 days after the completion of our business combination. The private placement warrants are non-redeemable so long as they are held by our sponsor or their permitted transferees. The private placement warrants may also be exercised by the sponsor or their permitted transferees for cash or on a cashless basis. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in our Public Offering, including as to exercise price, exercisability and exercise period.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022 and December 31, 2021.

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

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Public Offering and private placement to purchase an aggregate of 23,725,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. In order to determine the net income (loss) attributable to both the Class A common stock and Class V common stock, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the holders of the Class A common stock. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A and Class V common stock for the three and six months ended June 30, 2022, for the three months ended June 30, 2021, and the period from February 8, 2021 (inception) through June 30, 2021, reflective of the respective participation rights.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022 (the “2021 Annual Report”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Except as set forth below, there have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in the 2021 Annual Report.

Our search for a Business Combination, and any target businesses with which we ultimately consummate a Business Combination, may be materially adversely affected by the coronavirus (“COVID-19”) pandemic, the military conflict in Ukraine and the status of the debt and equity markets.

Our ability to consummate a Business Combination may also be dependent on our ability to raise equity and debt financing, which may be impacted by a number of factors, such as the COVID-19 pandemic, current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions and other events, including, as a result of increased market volatility, decreased market liquidity and availability of acceptable third-party financing. Economic uncertainty in various global markets caused by political instability may result in weakened demand for products sold by potential target businesses and difficulty in forecasting financial results on which we rely in the evaluation of potential target businesses. Political developments impacting government spending, and international trade, including inflation or raising interest rates, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to find a suitable Business Combination, as it may affect demand for potential target companies’ products or the cost of manufacturing thereof, harm their operations and weaken their financial results.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The outbreak of the COVID-19 pandemic continues to grow in both the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and service providers, limit our ability to thoroughly conduct due diligence, or restrict our ability to negotiate and consummate a transaction in a timely manner. Additionally, the outbreak of COVID-19, including due to new strains thereof, may negatively impact businesses we may seek to acquire. The extent to which the COVID-19 pandemic impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the COVID-19 pandemic or treat its impact, among others. If the disruptions posed by the COVID-19 pandemic continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

Global conflicts, including the military conflict between Russia and Ukraine in February 2022, as well as various economic sanctions and restrictive actions implemented by the United States and European Union against Russia in response thereto, may also negatively impact global markets, increase energy and transportation costs, cause weaker macro-economic conditions, and result in significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions.  Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in Business Combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies and increasing the potential liability of certain participants in proposed Business Combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial Business Combination and could potentially impair our ability to complete an initial Business Combination.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a Business Combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a Business Combination.

Our financial conditions raise substantial doubt about our ability to continue as a “going concern” through one year from the date of the financial statements contained herein if a Business Combination is not consummated.

As of June 30, 2022, the Company had a working capital surplus of $1,300,091, including $1,323,932 in its operating bank account. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2022, will not be sufficient to allow the Company to operate until May 29, 2023, the date at which the Company must complete a Business Combination. While the Company expects to have sufficient access to additional sources of capital under the Working Capital Loans, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a Business Combination is not consummated by May 29, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements are issued.

 Management plans to address this uncertainty through a Business Combination, although it also believes that our sponsor will provide the Working Capital Loans that will provide sufficient liquidity to meet the Company’s working capital needs through the earlier of the consummation of a Business Combination and one year from the date of this filing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily include or be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. The Company cannot provide any assurance that financing sources will be available to it on commercially acceptable terms or if at all, or that its plans to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.	Recent Sales of Securities; Use of Proceeds from Registered Offerings

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

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

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRLTaxonomy Extension Schema Document

101.CAL	Inline XBRLTaxonomy Extension Calculation Linkbase Document

Exhibit Number	Description

101.DEF	Inline XBRLTaxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRLTaxonomy Extension Label Linkbase Document

101.PRE	Inline XBRLTaxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEARD ENERGY TRANSITION ACQUISITION CORP.

Date: August 5, 2022	By:	/s/ Sarah James
	Name:	Sarah James
	Title:	Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)