Form 10-Q
period 2022-09-30
Beard Energy Transition Acquisition Corp.
filed 2022-11-07
CIK 1847351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, 23,001,250 shares of Class A common stock, par value $0.0001 per share, and 5,751,250 shares of Class V common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$1,182,681	$1,732,774
Prepaid expenses	460,152	708,821
Total current assets	1,642,833	2,441,595
Investments held in Trust Account	235,987,680	234,626,959
Total assets	$237,630,513	$237,068,554
Liabilities, Redeemable Class A Common Stock and Stockholders' Deficit:
Current liabilities:
Accounts payable	$3,872	$4,129
Accrued expenses and other current liabilities	225,988	1,790
Accrued offering costs	175,000	175,000
Income tax payable	217,148	—
Franchise tax payable	150,000	178,142
Total current liabilities	772,008	359,061
Deferred underwriting fee payable	8,050,000	8,050,000
Total liabilities	8,822,008	8,409,061
Commitments and Contingencies (Note 7)
Class A common stock subject to possible redemption, 23,001,250 shares at redemption value	235,987,681	234,626,959
Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 23,001,250 shares subject to possible redemption)	—	—
Class V common stock, $0.0001 par value; 20,000,000 shares authorized; 5,751,250 issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(7,099,521)	(5,887,803)
Total Beard Energy Transition Acquisition Corp. deficit	(7,098,946)	(5,887,228)
Non-controlling interest in subsidiary	(80,230)	(80,238)
Total stockholders' deficit	(7,179,176)	(5,967,466)
Total Liabilities, Redeemable Class A Common Stock and Stockholders' Deficit	$237,630,513	$237,068,554

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	For the Period from February 8, 2021 (inception) through September 30, 2021
Operating and formation costs	$162,118	$4,380	$844,561	$15,641
Franchise tax	50,000	—	150,000	—
Loss from operations	(212,118)	(4,380)	(994,561)	(15,641)
Interest and dividend income on investments held in Trust Account	1,038,232	—	1,360,721	—
Income (loss) before income taxes	826,114	(4,380)	366,160	(15,641)
Income tax expense	(207,529)	—	(217,148)	—
Net income (loss)	$618,585	$(4,380)	$149,012	$(15,641)
Net income (loss) attributable to non-controlling interest in subsidiary	34	(2,190)	8	(7,820)
Net income (loss) attributable to Beard Energy Transition Acquisition Corp.	$618,551	$(2,190)	$149,004	$(7,821)
Basic and diluted weighted average shares outstanding, Class A common stock	23,001,250	1,250	23,001,250	1,250
Basic and diluted net income (loss) per share, Class A common stock	$0.03	$(1.75)	$0.02	$(6.26)
Basic and diluted weighted average shares outstanding, Class V common stock	5,751,250	5,001,250	5,751,250	5,001,250
Basic and diluted net loss per share, Class V common stock	$(0.01)	$—	$(0.04)	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

(UNAUDITED)

	Nine Months Ended September 30, 2022
	Stockholders' Deficit
	Redeemable Class A Common Stock		Class V Common Stock		Additional Paid-in	Accumulated	Non- controlling Interest in	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Deficit
Balance – December 31, 2021	23,001,250	$234,626,959	5,751,250	$575	$—	$(5,887,803)	$(80,238)	$(5,967,466)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of March 31, 2022	—	15,144	—	—	—	(15,144)	—	(15,144)
Net loss	—	—	—	—	—	(403,862)	(22)	(403,884)
Balance – March 31, 2022	23,001,250	234,642,103	5,751,250	575	—	(6,306,809)	(80,260)	(6,386,494)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of June 30, 2022	—	307,345	—	—	—	(307,345)	—	(307,345)
Net loss	—	—	—	—	—	(65,685)	(4)	(65,689)
Balance – June 30, 2022	23,001,250	234,949,448	5,751,250	575	—	(6,679,839)	(80,264)	(6,759,528)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of September 30, 2022	—	1,038,233	—	—	—	(1,038,233)	—	(1,038,233)
Net income	—	—	—	—	—	618,551	34	618,585
Balance – September 30, 2022	23,001,250	$235,987,681	5,751,250	$575	$—	$(7,099,521)	$(80,230)	$(7,179,176)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

(UNAUDITED)

	For the Period from February 8, 2021 (inception) through September 30, 2021
	Stockholders' Equity
	Class A Common Stock		Class V Common Stock		Additional Paid-in	Accumulated	Non- controlling Interest in	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Equity
Balance – February 8, 2021 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class A and Class V common stock to an affiliate of the Sponsor and the Sponsor (1)	1,250	—	5,751,250	575	11,925	—	—	12,500
Issuance of Class A Units in Opco to an affiliate of the Sponsor and Class B Units in Opco to the Sponsor	—	—	—	—	—	—	12,500	12,500
Net loss	—	—	—	—	—	(2,033)	(2,033)	(4,066)
Balance – March 31, 2021	1,250	—	5,751,250	575	11,925	(2,033)	10,467	20,934
Net loss	—	—	—	—	—	(3,598)	(3,597)	(7,195)
Balance – June 30, 2021	1,250	—	5,751,250	575	11,925	(5,631)	6,870	13,739
Net loss	—	—	—	—	—	(2,190)	(2,190)	(4,380)
Balance – September 30, 2021	1,250	$—	5,751,250	$575	$11,925	$(7,821)	$4,680	$9,359

(1) Retroactively restated for surrender of 1,437,500 shares of Class V common stock to the Company by the Sponsor for no consideration in October 2021.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2022	For the Period from February 8, 2021 (inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$149,012	$(15,641)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(1,360,721)
Payment of formation and operating costs through promissory note - related party	—	266
Changes in operating assets and liabilities:
Prepaid expenses	248,669	(724)
Accounts payable	(257)
Accrued expenses	224,176
Income tax payable	217,148	—
Franchise tax payable	(28,142)	—
Net cash used in operating activities	(550,115)	(16,099)
Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	256,000
Repayment of promissory note - related party	—	(11,633)
Repayment to an affiliate of the Sponsor for offering costs paid on behalf of the Company	—	(114,546)
Offering costs paid	—	(80,980)
Advance from related party	1,966	—
Repayment of advance from related party	(1,944)	—
Net cash provided by financing activities	22	48,841
Net Change in Cash	(550,093)	32,742
Cash - Beginning of period	1,732,774	—
Cash - End of period	$1,182,681	$32,742
Supplemental disclosures of non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$340,150
Deferred offering costs paid by an affiliate of the Sponsor	$—	$114,546
Deferred offering costs paid by an affiliate of the Sponsor in exchange for Class A and Class V common stock and Class A Units in Opco	$—	$25,000
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of September 30, 2022	$1,360,722	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

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

All activity for the nine months ended September 30, 2022 and for the period from February 8, 2021 (inception) through September 30, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and a portion of the proceeds derived from the sale of Private Placement Warrants (as defined below) that were placed in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

Following the Initial Public Offering, the Public Stockholders (as defined below) hold a direct economic equity ownership interest in the Company in the form of shares of Class A common stock, and an indirect ownership interest in Opco through the Company’s ownership of Class A Units of Opco. By contrast, the Initial Stockholders (as defined below) own direct economic interests in Opco in the form of Class A and Class B Units of Opco and a corresponding non-economic voting equity interest in the form of the Company’s Class V common stock, as well as a direct interest in the form of the Company’s Class A common stock. The Class A common stock forming part of the Sponsor Shares (as defined in Note 4) were purchased for $10.00 each and, in the absence of an initial Business Combination, will generally participate in liquidation or other payments on a pari passu basis with the shares of Class A common stock purchased as part of Units in the Initial Public Offering.

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

Liquidity, Capital Resources, and Going Concern

As of September 30, 2022, the Company had a working capital surplus of $870,825, including $1,182,681 in its operating bank account. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of September 30, 2022, will not be sufficient to allow the Company to operate until May 29, 2023, the date at which the Company

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

must complete a Business Combination. While the Company expects to have sufficient access to additional sources of capital under Working Capital Loans (as defined in Note 4), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a Business Combination is not consummated by May 29, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements are issued.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Condensed Financial Statement Presentation

The accompanying condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on February 25, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

The condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of September 30, 2022 and December 31, 2021.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

estimates. The initial valuation of the Public Warrants (as defined in Note 3), Private Placement Warrants, and Class A common stock subject to redemption required management to exercise significant judgement in its estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Such securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 23,725,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. In order to determine the net income (loss) attributable to both the Class A common stock and Class V common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the holders of the Class A common stock. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A and Class V common stock for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and for the period from February 8, 2021 (inception) through September 30, 2021, reflective of the respective participation rights.

The following tables reflect the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	For the period from February 8, 2021 (inception) through September 30, 2021
Net income (loss)	$618,551	$(2,190)	$149,004	$(7,821)
Accretion of Class A common stock to redemption amount	(1,038,233)	—	(1,360,722)	—
Net loss including accretion of temporary equity to redemption value	$(419,682)	$(2,190)	$(1,211,718)	$(7,821)

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the three months ended September 30, 2022		For the three months ended September 30, 2021		For the nine months ended September 30, 2022		For the period from February 8, 2021 (inception) through September 30, 2021
	Class A	Class V	Class A	Class V	Class A	Class V	Class A	Class V
Basic and diluted net loss per share:
Numerator:
Net loss including accretion of temporary equity to redemption value	$(335,734)	$(83,947)	$(2,190)	$—	$(969,343)	$(242,375)	$(7,821)	$—
Accretion of Class A common stock to redemption amount	1,038,233	—	—	—	1,360,722	—	—	—
Net income (loss)	$702,499	$(83,947)	$(2,190)	$—	$391,379	$(242,375)	$(7,821)	$—
Denominator:
Weighted Average Shares	23,001,250	5,751,250	1,250	5,001,250	23,001,250	5,751,250	1,250	5,001,250
Basic and diluted income (loss) per share of common stock	$0.03	$(0.01)	$(1.75)	$—	$0.02	$(0.04)	$(6.26)	$—

As of September 30, 2022 and December 31, 2021, no Founder Shares remain subject to forfeiture, as such the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in retained earnings, or in the absence of retained earnings, in additional paid-in capital. On November 29, 2021, the Company recorded an adjustment to present the redeemable Class A common stock at redemption value of $30,362,644, of which $24,665,315 was recorded against additional paid-in capital and $5,697,329 was recorded in accumulated deficit. On December 31, 2021, the Company recorded a subsequent adjustment of $1,459 to present redeemable Class A common stock at redemption value, which was recorded in accumulated deficit. On March 31, 2022 and June 30,2022, the Company recorded a subsequent adjustment of $15,144 and $307,345, respectively, to present redeemable Class A common stock at redemption value, which was recorded in accumulated deficit. On September 30, 2022, the Company recorded a subsequent adjustment of $1,038,233 to present redeemable Class A common stock at redemption value, which was recorded in accumulated deficit.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Promissory Note - Related Party

On February 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan was non-interest bearing and payable on the earlier of (i) August 8, 2021 or (ii) the completion of the Initial Public Offering. On September 21, 2021, the Company and the Sponsor entered into an agreement to amend and restate the Promissory Note, extending the due date to the earlier of (i) February 8, 2022 or (ii) the consummation of the Initial Public Offering. For the period from February 8, 2021 (inception) through December 31, 2021, the Company borrowed an aggregate of $256,359 under the Promissory Note. Prior to the Initial Public Offering, the Company repaid an aggregate of $11,633. Immediately following the Initial Public Offering, on November 30, 2021, the Company repaid the outstanding balance under the Promissory Note of $244,726. The Company no longer has the ability to borrow under the Promissory Note.

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to reimburse an affiliate of the Sponsor a total of up to $25,000 per month for administrative support as may be reasonably required by the Company. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. The Company incurred $50,001 and $150,003 in expenses under this agreement for the three and nine months ended September 30, 2022, respectively. The Company paid $50,001 and $150,003 under this agreement for the three and nine months ended September 30, 2022, respectively. The Company incurred and paid $0 in expenses under this agreement for the three months ended September 30, 2021 and for the period from February 8, 2021 (inception) through September 30, 2021.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there was no balance outstanding under the Working Capital Loans.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 6. STOCKHOLDERS' (DEFICIT) EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021 there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 23,001,250 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of stockholders' deficit on the condensed consolidated balance sheets.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Class V common stock — The Company is authorized to issue 20,000,000 shares of Class V common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 5,751,250 shares of Class V common stock issued and outstanding.  On February 10, 2021, the Sponsor acquired 7,187,500 shares of the Company’s Class V common stock for no consideration. In October 2021, the Sponsor surrendered to the Company for no consideration 1,437,500 shares of Class V common stock, resulting in an aggregate of 5,751,250 shares of Class V common stock issued and outstanding. Of the 5,751,250 shares of Class V common stock outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor, or its permitted transferees, for no consideration to the extent that the underwriter’s over-allotment option is not exercised, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. Pursuant to the exercise of the underwriter's over-allotment option in full, the 750,000 shares of Class V common stock are no longer subject to forfeiture.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$235,987,680	$235,987,680	$—	$—

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$234,626,959	$234,626,959	$—	$—

NOTE 9. INCOME TAX

The Company's effective tax rate for the three and nine months ended September 30, 2022 was 25.1% and 59.3%, respectively. The effective tax rate for the three months ended September 30, 2021 and for the period from February 8, 2021 (inception) through September 30, 2021 was 0.0%. The Company's effective tax rate differs from the statutory income tax rate of 21% primarily due to recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and nine months ended September 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and nine months ended September 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

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

Overview

We are a blank check company incorporated on February 8, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination”. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Public Offering”) and the warrants issued to Beard Energy Transition Acquisition Sponsor LLC (“sponsor”) in a private placement simultaneously with the closing of the Public Offering (“private placement warrants”), our capital stock, debt or a combination of the foregoing.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the nine months ended September 30, 2022 and for the period from February 8, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for our Public Offering, described below, and since the closing of our Public Offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after our Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended September 30, 2022, we had net income of $618,585, which resulted from operating and formation costs of $162,118, franchise tax expense of $50,000, and income tax expense of $207,529, offset by interest income on investments held in the trust account of $1,038,232.

For the three months ended September 30, 2021, we had a net loss of $4,380, which resulted fully from operating and formation costs.

For the nine months ended September 30, 2022, we had net income of $149,012, which resulted from operating and formation costs of $844,561, franchise tax expense of $150,000, and income tax expense of $217,148, offset by interest income on investments held in the trust account of $1,360,721.

For the period from February 8, 2021 (inception) through September 30, 2021, we had a net loss of $15,641, which resulted fully from operating and formation costs.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $550,022, which was due to our net income of $149,012 and interest and dividend income on investments held in the trust account of $1,360,721, offset by changes in working capital of $661,687.

For the period from February 8, 2021 (inception) through September 30, 2021, net cash used in operating activities was $16,099, which was due to our net loss of $15,641, offset in part by changes in working capital of $(724), and the payment of operating and formation costs through the promissory note – related party of $266.

For the nine months ended September 30, 2022, net cash provided by financing activities of $22 was comprised of proceeds from an advance from an affiliate of our sponsor of $1,966, offset in part by $(1,944) in repayments of the advance from an affiliate of our sponsor.

For the period from February 8, 2021 (inception) through September 30, 2021, net cash provided by financing activities of $48,841 was comprised of $256,000 of proceeds from the promissory note – related party, offset in part by repayments to an affiliate of our sponsor for offering costs paid on our behalf of $114,546, offering costs paid of $80,980, and repayments of the promissory note – related party of $11,633.

There were no cash flows from investing activities for the nine months ended September 30, 2022, and for the period from February 8, 2021 (inception) through September 30, 2021.

As of September 30, 2022 and December 31, 2021, we had cash of $1,182,681 and $1,732,774 held outside the trust account, respectively. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We anticipate that the cash held outside of the trust account as of September 30, 2022, will not be sufficient to allow us to operate until May 29, 2023, the date at which we must complete our initial business combination. While we expect to have sufficient access to additional sources of capital under the Working Capital Loans described above, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if our initial business combination is not consummated by May 29, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company (if such period is not extended). These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued.

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

Related Party Loans

On February 9, 2021, the sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to the Promissory Note. This loan was non-interest bearing and payable on the earlier of (i) August 8, 2021 (as subsequently extended to February 9, 2022) or (ii) the consummation of the Public Offering. On November 30, 2021, the Company repaid the Promissory Note in full. As of September 30, 2022 and December 31, 2021, there was no balance outstanding under the Promissory Note.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 and December 31, 2021.

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Public Offering and private placement to purchase an aggregate of 23,725,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. In order to determine the net income (loss) attributable to both the Class A common stock and Class V common stock, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the holders of the Class A common stock. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A and Class V common stock for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021, and the period from February 8, 2021 (inception) through September 30, 2021, reflective of the respective participation rights.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in Business Combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies, increasing the potential liability of certain participants in proposed Business Combination transactions, and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial Business Combination and could potentially impair our ability to complete an initial Business Combination.

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

As of September 30, 2022, the Company had a working capital surplus of $870,824, including $1,182,681 in its operating bank account. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of September 30, 2022, will not be sufficient to allow the Company to operate until May 29, 2023, the date at which the Company must complete a Business Combination. While the Company expects to have sufficient access to additional sources of capital under the Working Capital Loans, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a Business Combination is not consummated by May 29, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements are issued.

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

We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our Class A common stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax, but it has not yet issued any guidance.

Although the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) whether the business combination closes after December 31, 2022, (ii) the structure of the business combination, (iii) the fair market value of the redemptions and repurchases in connection with the business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (v) the content of any regulations and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations or other guidance, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem 100% of our remaining Class A common stock in accordance with our Amended and Restated Certificate of Incorporation, in which case the amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

Date: November 4, 2022	By:	/s/ Sarah James
	Name:	Sarah James
	Title:	Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)