Form 10-K
period 2022-12-31
Beard Energy Transition Acquisition Corp.
filed 2023-03-13
CIK 1847351

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-41098

Beard Energy Transition Acquisition Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-1990354
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

595 Madison Avenue, 28th Floor New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

(713) 446-6259

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one warrant	BRD.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	BRD	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	BRD.WS	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $228,620,000. For purposes of calculating the aggregate market value of Class A common stock held by non-affiliates, we have assumed that all outstanding Class A common stock are held by non-affiliates, except for the Class A common stock held by our executive officers and directors.

As of March 7, 2023, there were 23,001,250 shares of Class A common stock, par value $0.0001 per share, and 5,751,250 shares of Class V common stock, par value $0.0001 per share, issued and outstanding.

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

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
•

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, and even if we seek stockholder approval, our initial stockholders and management may vote in favor regardless of how our public stockholders vote.

•	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets.
•

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

•	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination.
•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (“COVID-19”) pandemic, the military conflict in Ukraine, the status of the debt and equity markets and recent increases in inflation.

•

We may not be able to complete our initial business combination within the 18 months (or 21 months, as applicable) after the closing of our Public Offering (the “Combination Period”), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire without value to the holder.

•	Unlike other blank check companies, we may extend the time to complete an initial business combination by up to three months without a shareholder vote or your ability to redeem your shares.
•	If a stockholder fails to receive notice or comply with the procedures of our offer to redeem our public shares in connection with our business combination, such shares may not be redeemed.
•

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination with an attractive target.

•

If the proceeds being held in the trust account are insufficient to allow us to operate for at least until the end of the Combination Period, we may be unable to complete our initial business combination.

•	We are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination.
•

We may seek business combination opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings. We may attempt to complete our initial business combination with a private company about which little information is available.

•	Unlike some other similarly structured blank check companies, our initial stockholders will receive additional Class A Units of Opco if we issue shares to consummate an initial business combination.
•	We may incur substantial debt to complete a business combination, which may adversely affect our financial condition and thus negatively impact the value of your investment in us.
•

We may only be able to complete one business combination with the proceeds of our Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business.

•

Transactions in connection with or in anticipation of our initial business combination may be structured in a manner that is not tax-efficient for our stockholders and/or warrantholders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

•	An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal tax consequences.
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

•	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted.
•	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
•	You will not be permitted to exercise your warrants unless we register and qualify the issuance of the underlying Class A common stock or certain exemptions are available.
•

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

•	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you.
•	We may issue additional shares to complete our initial business combination.
•	We may seek acquisition opportunities outside of our target industries or sectors, or outside of the United States.
•	Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel.
•

Our officers and directors are or may become affiliated with entities engaged in business activities similar to those intended to be conducted by us and may have conflicts of interest. Further, our sponsor, officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

•

Since our sponsor, officers and directors will lose their entire initial investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

•

Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us, and may therefore exert a substantial influence on actions requiring a stockholder vote.

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

on opportunities where our management team’s strategic vision, operating expertise, deep relationships and capital markets experience can be catalysts for growth, augmented competitive position and financial upside in an initial business combination. We intend to identify and execute an initial business combination within the energy transition landscape in the United States or Europe, although we may pursue targets in any business, industry, sector or geographical location. Our management team has an established history in identifying and capitalizing on key trends that have shaped the global energy transition infrastructure and markets and built leading platforms to scale within the marketplace.

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

Permitted Purchases of our Securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of public shares our sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of the NYSE. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-

public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 18 months (or 21 months, as applicable) from the closing of our Public Offering to complete our initial business combination. If we do not complete our business combination within such 18-month (or 21-month, as applicable) period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares and Class A Units of Opco (other than those held by the Company), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to pay taxes of the Company or Opco (less an amount required to satisfy taxes of the Company and Opco and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares and Class A Units of Opco (other than those held by Beard Energy Transition Acquisition Corp.), which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire without value to the holder if we fail to complete our business combination within the 18-month (or 21-month, as applicable) time period.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining as part of the estimated $1,076,578 of cash held outside of the trust account as of December 31, 2022, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

As of December 31, 2022, we had access to up to $1,076,578 from the proceeds of the private placement warrants that are not held in the trust account (less any expenses paid following the offering that are not otherwise recoverable) with which to pay any of our creditors’ potential claims. In the event that our expenses exceed our estimate of $1,076,578, we may fund such excess expenses with funds from the funds not to be held in the trust account.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 18 months (or 21 months, as applicable) from the closing of our Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our business combination within 18 months (or 21 months, as applicable) from the closing of our Public Offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares and Class A Units of Opco (other than those held by the Company), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to pay taxes of the Company or Opco (less an amount required to satisfy taxes of the Company and Opco and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares and Class A Units of Opco (other than those held by Beard Energy Transition Acquisition Corp.), which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month (or 21st month, if applicable), and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition to its reports filed or furnished with the SEC, the Company publicly discloses material information from time to time in its press releases and through its website at https://www.beardacq.com. References to the Company’s website in this Report are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website, and such information should not be considered part of this Report.

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

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results, and we did not commence operations until obtaining funding through our Public Offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic, the military conflict in Ukraine, and the status of the debt and equity markets.

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

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 pandemic has adversely affected the economies and financial markets worldwide and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and service providers, limit our ability to thoroughly conduct due diligence, or restrict our ability to negotiate and consummate a transaction in a timely manner. Additionally, the outbreak of COVID-19, including due to new strains thereof, may negatively impact businesses we may seek to acquire. The extent to which the COVID-19 pandemic impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain the COVID-19 pandemic or treat its impact, among others. If the disruptions posed by the COVID-19 pandemic or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

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

We may not be able to find a suitable target business and complete our initial business combination within 18 months (or 21 months, as applicable) after the closing of our Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein including the impact of COVID-19. If we have not completed our initial business combination within such time period; we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares and Class A Units of Opco (other than those held by the Company), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to pay taxes of the Company or Opco (less an amount required to satisfy taxes of the Company and Opco and up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares and Class A Units of Opco (other than those held by Beard Energy Transition Acquisition Corp.), which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share, and our warrants will expire without value to the holder. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.

Our financial conditions raise substantial doubt about our ability to continue as a “going concern” through one year from the date of the financial statements contained herein if a Business Combination is not consummated.

As of December 31, 2022, the Company had a working capital deficit of $30,841, including $1,076,578 in its operating bank account. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of December 31, 2022, may not be sufficient to allow the Company to operate until May 29, 2023, the date at which the Company must complete a Business Combination. While the Company expects to have sufficient access to additional sources of capital under the Working Capital Loans, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a Business Combination is not consummated by May 29, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements are issued.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax, including with respect to some transactions in which SPACs typically engage. In the notice, Treasury appears to have intended to exempt from the excise tax any distributions, including those that occur in connection with redemptions, by a corporation in the same year it completely liquidates, but the guidance is not clearly drafted and arguably could be interpreted to have a narrower application. Consequently, a substantial risk remains that any redemptions pursuant to the current proposal would be subject to the excise tax, including in circumstances where we either engage in a business combination in 2023 in which we do not issue shares sufficient to offset the earlier redemptions or liquidate later in 2023.

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) whether the business combination closes after December 31, 2022, (ii) the structure of the business combination, (iii) the fair market value of the redemptions and repurchases in connection with the business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (v) the content of any subsequent regulations, classifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations or other guidance, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem 100% of our remaining Class A common stock in accordance with our Amended and Restated Certificate of Incorporation, in which case the amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

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

If the net proceeds of our Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least until the end of the Combination Period, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.20 per share (or $10.30 per share if the period of time to consummate a business combination is extended to 21 months), or less than such amount in certain circumstances, and our warrants will expire without value to the holder.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least until the end of the Combination Period, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate for at least until the end of the Combination Period; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of such funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of such funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire without value to the holder. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

If the net proceeds of our Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least until the end of the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay taxes of the Company or Opco and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our Public Offering and the sale of the private placement warrants, only approximately $1,076,578 is available to us outside the trust account to fund our working capital requirements as of December 31, 2022. In the event that our expenses exceed our estimate of $1,076,578, we may fund such excess expenses with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,076,578, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our sponsor, members of our management team or other third parties to operate or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.20 per share, or possibly less, on our redemption of our public shares, and our warrants will expire without value to the holder. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, including numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

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

As the number of special purpose acquisition companies evaluating targets remains high, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our internal controls over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome for us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our executive offices are located at 595 Madison Avenue, 28th Floor, New York, NY 10022, and our telephone number is (214) 833-8913. We consider our current office space adequate for our current operations.

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

Holders

At March 7, 2023, there was one holder of record of our units, one holder of record of our Class A common stock, two holders of record of our Class V common stock, one holder of record of our public warrants and one holder of record of our private placement warrants.

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

References to the “Company,” “our,” “us” or “we” refer to Beard Energy Transition Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere on Form 10-K (this “Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Report . The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of December 31, 2022 and December 31, 2021, we held cash of $1,076,578 and $1,732,774, respectively, current liabilities of $1,434,679 and $359,061, respectively, and deferred underwriting compensation of $8,050,000. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the year ended December 31, 2022 and for the period from February 8, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for our Public Offering, described below, and since the closing of our Public Offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after our Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the year ended December 31, 2022, we had net income of $1,207,341, of which $3,320,716 resulted from interest income on investments held in the trust account, offset in part by operating and formation costs of $1,293,844, income tax expense of $617,905 and franchise tax expense of $201,626. For the period from February 8, 2021 (inception) through December 31, 2021 we had net loss of $281,753, which resulted from operating and formation costs of $105,070 and franchise tax expense of $178,142, offset in part by interest income on investments held in the trust account of $1,459.

Liquidity, Capital Resources and Going Concern

On November 29, 2021, we consummated an initial public offering of 23,000,000 units, including 3,000,000 units issued pursuant to the exercise of the underwriter's over-allotment option in full, generating gross proceeds to the Company of $230,000,000. Simultaneously with the consummation of our initial public offering, we completed the private sale of 12,225,000 warrants to our Sponsor at a purchase price of $1.00 per warrant (the “private placement warrants”), generating gross proceeds of $12,225,000. The proceeds from the sale of the private placement warrants were added to the net proceeds from the initial public offering held in a trust account (the “trust account”). If we do not complete an initial business combination within 18 months (or 21 months, as applicable) from the closing of the initial public offering, the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

For the year ended December 31, 2022, net cash used in operating activities was $657,643, which was primarily due to operational costs, income taxes, and franchise taxes paid during the period.

For the period from February 8, 2021 (inception) through December 31, 2021, net cash used in operating activities was $808,058, which was due to changes in working capital of $524,846, our net loss of $281,753, and interest and dividend income on investments held in the trust account of $1,459.

There were no investing activities for the year ended December 31, 2022.

For the period from February 8, 2021 (inception) through December 31, 2021, net cash used in investing activities of $234,625,500 was the result of the amount of net proceeds from our Public Offering being deposited to the trust account.

For the year ended December 31, 2022, net cash provided by financing activities of $1,447 was comprised of $1,425 due to our Sponsor and proceeds from an advance from an affiliate of our Sponsor of $2,168, offset in part by $2,146 in repayments of the advance from an affiliate of our Sponsor.

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

As of December 31, 2022 and December 31, 2021, we had cash of $1,076,578 and $1,732,774 held outside the trust account, respectively. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of December 31, 2022, may not be sufficient to allow the Company to operate until May 29, 2023, the date at which the Company must complete a Business Combination. While the Company expects to have sufficient access to additional sources of capital under Working Capital Loans (as defined in Note 4), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a Business Combination is not consummated by May 29, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the Report is issued.

Management plans to address this uncertainty through a Business Combination as discussed above, although it is uncertain that we will be able to consummate a Business Combination by May 29, 2023. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period (as defined in Note 1 in the accompanying financial statements). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Related Party Loans

On February 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to the Promissory Note. This loan was non-interest bearing and payable on the earlier of (i) August 8, 2021 (as subsequently extended to February 9, 2022) or (ii) the consummation of the Public Offering. On November 30, 2021, the Company repaid the Promissory Note in full. As of December 31, 2022 and December 31, 2021, there was no balance outstanding under the Promissory Note.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022 and December 31, 2021.

Contractual Obligations

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

The underwriter was paid a cash underwriting discount of two percent (2%) of the gross proceeds of the initial public offering, or $4,600,000. Additionally, the underwriter will be entitled to a deferred underwriting commission of 3.5%, or $8,050,000, of the gross proceeds of the initial public offering held in the trust account upon the completion of our initial business combination subject to the terms of the underwriting agreement.

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

Class A common stock subject to redemption

All of the 23,000,000 shares of Class A common stock sold as part of the units in our initial public offering and the 1,250 shares of Class A common stock purchased by an affiliate of our Sponsor on February 9, 2021 contain a redemption feature which allows for the redemption of such shares in connection with our liquidation if there is a stockholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares of common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

We recognize changes in redemption value as it occurs and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in retained earnings, or in the absence of retained earnings, in additional paid-in capital.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 23,725,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. In order to determine the net income (loss) attributable to both the Class A common stock and Class V common stock, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the holders of the Class A common stock. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A and Class V common stock for the year ended December 31, 2022, reflective of the respective participation rights.

Income Tax Expense

As of December 31, 2022 and December 31, 2021, the Company has available U.S. federal operating loss carry forwards of approximately $0 and $176,683 that may be carried forward indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and for the period from February 8, 2021 (inception) through December 31, 2021, the valuation allowance was $234,604 and $59,168, respectively. The Company files income tax returns in the U.S. federal jurisdiction which remain open and subject to examination.

Recent Accounting Standards

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

As an “emerging growth company,” we are not required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to Pages F-1 through F-23 comprising a portion of this Report.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act. The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance.

Our officers and directors are as follows:

Name	Age	Position
Gregory A. Beard*	51	Chairman of the Board and Chief Executive Officer
Sarah James*	40	Chief Financial Officer and Chief Accounting Officer
Robert C. Reeves	53	Director
Charles Cherington	60	Director
Yoav Lurie	39	Director

*	Denotes an executive officer.

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

Robert C. Reeves, one of our independent directors since the completion of our Public Offering, previously served as Athlon Energy’s Chairman, President, and CEO from its formation in August 2010 through its $7.1 billion sale to Encana in November 2014. Prior to the formation of Athlon, Mr. Reeves was Senior Vice President, Chief Financial Officer and Treasurer of Encore Acquisition Company and Encore Energy Partners until the $4.5 billion sale of both companies to Denbury Resources Inc. in March 2010. Prior to the formation of Encore, Mr. Reeves served as Assistant Controller for Hugoton Energy Corporation. Since its formation in August 2015, Mr. Reeves has served on the board of directors of Incline Niobrara Partners LP, which focuses on acquiring oil and liquids-rich minerals, royalties and non-operated working interest in the DJ basin of Colorado. Since their formation in January 2018 and the fourth quarter of 2021, respectively, Mr. Reeves has served on the board of directors for Incline Energy Partners LP and Incline Energy Partners II LP which each focus on acquiring oil and liquids-rich minerals, royalties and working interest in the DJ Basin of Colorado, the Permian Basin and the Bakken play in the Williston Basin of North Dakota and Montana. In August 2018, Mr. Reeves was appointed to the board of directors of Spartan Energy Acquisition Corporation, a special purpose acquisition entity focused on the energy industry in North America, sponsored by a private investment fund managed by an affiliate of Apollo Global Management, LLC until October 2020 when it completed its business combination with Fisker, Inc., a developer of the world’s most emotionally desirable, eco-friendly electric vehicles. In December 2017, Mr. Reeves was appointed to the board of directors of EP Energy and served until it completed its Chapter 11 restructuring in October 2020.  Since February 2015, Mr. Reeves has served as Chairman and President of Solar Soccer Club, a private 501(c)(3) non-profit organization focused on youth soccer development in the Dallas/Fort Worth area. Mr. Reeves received his BS degree in accounting from the University of Kansas and is a Certified Public Accountant. We believe that Mr. Reeves is well qualified to serve as a director due to his outstanding success in building and optimizing operations for public and private energy companies, as well as, his extensive experience related to merger and acquisition analysis, execution and integration.

Charles Cherington, one of our independent directors since the completion of our Public Offering, has served as Co-founder and Managing Partner of Ara Partners, a private equity platform specializing in industrial decarbonization investments, since 2017. From 2006 to 2017, Mr. Cherington served as Co-founder and Managing Partner of Intervale Capital, an energy services-focused private equity manager with $1.3 billion in committed capital across three fund vehicles. From 2002 to 2006, Mr. Cherington served as founder and sole partner of Cherington Capital, and from 1999 through 2004, Mr. Cherington served as Co-founder and partner of Paratus Capital. Prior thereto, Mr. Cherington served in various positions with Lochridge and Company, as a Vice President at the Vietnam Fund, and as an investment banker for CS First Boston. Since 2018, Mr. Cherington has served as a member of the Board of Managers of Brooklyn ImmunoTherapeutics. Mr. Cherington received his BA in History from Wesleyan University and his MBA, with honors, from the University of Chicago. We believe Mr. Cherington is well qualified to serve as a director due to his industry experience and investment background.

Yoav Lurie, one of our independent directors since February 18, 2022, has served as a member of the board of directors of WattBuy, a platform to help homeowners and renters decide which retail energy provider can supply them the cheapest, cleanest electricity, since 2020. From July 2019 to December 2019, Mr. Lurie served as President of Uplight, a company which provides software and services to more than 85 of North America's leading electric and gas utilities serving 110 million homes and businesses, with the mission of motivating and enabling energy users and providers to accelerate the clean energy ecosystem. From 2010 to 2019, Mr. Lurie served as CEO and Founder of Simple Energy, a leading provider of marketplaces, instant rebates, and customer engagement software for electric and gas utilities. Prior to that, Mr. Lurie served as Director and Practice Manager of Syneractive, Inc., a managing director for Teach for America. Mr. Lurie received his BA in Public Policy from Duke University. We believe Mr. Lurie is well-qualified to serve as director due to his extensive experience in the utilities industry, including his substantial experience in the private sector.

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

Holders of our the shares of our Class V common stock have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares do not have the right to vote on the election of directors during such time. The provisions of our amended and restated certificate of incorporation relating to the election of directors may only be amended if approved by holders of at least 90% of our common stock voting at a stockholder meeting.

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

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and an exception for “controlled companies,” the rules of the NYSE require that the compensation and nominating and corporate governance committees of a listed company be comprised solely of independent directors. We will comply with these requirements, subject to applicable phase-in rules. The charters for each committee are available on our website at https://www.beardacq.com/corporate-governance/governance-documents.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Reeves, Cherington and Lurie serve on our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to the exception described above. Our board of directors has determined that Messrs. Reeves, Cherington and Lurie are independent.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of any class of equity security which is registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Upon joining the board of directors, Mr. Lurie filed his initial Form 3 three days late due to delays in obtaining his EDGAR codes from the SEC. Based solely upon a review of Forms 3 and 4 filed with the SEC, we believe that during the year ended December 31, 2022, there were no other delinquent filers.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees, including our principal executive, principal financial and principal accounting officers. A copy of our Code of Ethics is posted on our website at https://www.beardacq.com/corporate-governance/governance-documents. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Corporate Governance Guidelines

Our board of directors adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website at https://www.beardacq.com/corporate-governance/governance-documents.

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

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 7, 2023, by:

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

Name and Address of Beneficial Owner(1)	Class A Common Stock	Class V Common Stock(2)	Percentage of Outstanding Common Stock(3)
Beard Energy Transition Acquisition Sponsor LLC(4)	—	5,750,000	20.0%
Gregory A. Beard(4)	1,250	5,751,250	20.0%
Saba Capital Management, L.P.(5)	1,779,860	—	7.70%
Highbridge Capital Management, LLC (6)	1,647,729	—	7.16%
Adage Capital Partners, L.P.(7)	1,250,000	—	5.43%
Sculptor Capital LP(8)	1,073,689	—	4.67%
Sarah James	—	—	—
Robert C. Reeves	—	—	—
Charles Cherington	—	—	—
Yoav Lurie	—	—	—
All executive officers and directors as a group (5 individuals)	1,250	5,751,250	20%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Beard Energy Transition Acquisition Corp., 595 Madison Avenue, 28th Floor, New York, NY 10022.
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
(5)

According to a Schedule 13G/A filed with the SEC on February 14, 2023 on behalf of Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein (“Mr. Weinstein”). Each may be deemed the beneficial owner of 1,779,860 shares of the Company’s Class A common stock. The principal business address for each is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)

According to a Schedule 13G filed with the SEC on December 31, 2022 on behalf of Highbridge Capital Management, LLC, a Delaware limited liability company. Highbridge Capital Management, LLC may be deemed the beneficial owner of 1,647,729 shares of the Company’s Class A common stock. The principal business address of Highbridge Capital Management, LLC is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(7)

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

(8)

According to a Schedule 13G/A filed with the SEC on February 14, 2023 on behalf of Sculptor Capital LP, a Delaware limited partnership (“Sculptor”).  Sculptor Capital II LP (“Sculptor-II”), a Delaware limited partnership, Sculptor Capital Holdings Corporation (“SCHC”), a Delaware corporation, Sculptor Capital Holding II LLC (“SCHC-II”), a Delaware limited liability company, Sculptor Capital Management, Inc. (“SCU”), a Delaware limited liability company, Sculptor Master Fund, Ltd. (“SCMF”), a Cayman Islands company, Sculptor Special Funding, LP (“NRMD”), a Cayman Islands company, Sculptor Credit Opportunities Master Fund, Ltd. (“SCOO”), a Cayman Islands company, Sculptor SC II LP (“NJGC”), a Delaware limited partnership, and Sculptor Enhanced Master Fund, Ltd. (“SCEN”), a Cayman Islands company. Each may be deemed the beneficial owner of 1,073,689 shares of the Company’s Class A common stock. The principal business address of Sculptor is 9 West 57 Street, 39th Floor, New York, New York 10019.

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

Related Party Loans and Advances

On February 9, 2021, the sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to the Promissory Note. This loan was non-interest bearing and payable on the earlier of (i) August 8, 2021 (as subsequently extended to February 9, 2022) or (ii) the consummation of the Public Offering.  On November 30, 2021, the Company repaid the Promissory Note in full. As of December 31, 2022, there was no balance outstanding under the Promissory Note.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. Fees paid to Grant Thornton LLP for audit services and related expenses totaled approximately $99,750 for the period from February 8, 2021 (inception) through December 31, 2021 and $103,950 for the year ended December 31, 2022.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that traditionally are performed by our independent registered public accounting firm, and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Grant Thornton LLP any audit-related fees during the period from February 8, 2021 (inception) through December 31, 2022.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Grant Thornton LLP any tax fees during the period from February 8, 2021 (inception) through December 31, 2022.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Grant Thornton LLP any other fees during the period from February 8, 2021 (inception) through December 31, 2022.

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

Exhibit Number	Description

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

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 000-41098) filed with the SEC on November 30, 2021).

21.1*	Subsidiaries of the Registrant

24*	Power of Attorney (included on signature page of this Report).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL and contained in Exhibit 101

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEARD ENERGY TRANSITION ACQUISITION CORP.

Date: March 10, 2023	By:	/s/Gregory A. Beard
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

Name	Title	Date

/s/ Gregory A. Beard	Chief Executive Officer and Chairman	March 10, 2023
Gregory A. Beard	(Principal Executive Officer)

/s/ Sarah James	Chief Financial Officer and Chief Accounting Officer	March 10, 2023
Sarah James	(Principal Financial Officer and Principal Accounting Officer)

/s/ Charles Cherington	Director	March 10, 2023
Charles Cherington

/s/ Robert C. Reeves	Director	March 10, 2023
Robert C. Reeves

/s/ Yoav Lurie	Director	March 10, 2023
Yoav Lurie

BEARD ENERGY TRANSITION ACQUISITION CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	F-2
Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021	F-3
Consolidated Statements of Operations for the year ended December 31, 2022 and for the period from February 8, 2021 (inception) through December 31, 2021	F-4
Consolidated Statements of Changes in Stockholders' Deficit for the year ended December 31, 2022 and for the period from February 8, 2021 (inception) through December 31, 2021	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 8, 2021 (inception) through December 31, 2021	F-7
Notes to Consolidated Financial Statements for the year ended December 31, 2022 and for the period from February 8, 2021 (inception) through December 31, 2021	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Beard Energy Transition Acquisition Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Beard Energy Transition Acquisition Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from February 8, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 8, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no present revenue, its business plan is dependent on the completion of a business combination, and the Company’s cash as of December 31, 2022 is not sufficient to complete its planned activities for the upcoming year. These conditions, along with other matters set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans regarding these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Newport Beach, California

March 10, 2023

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets:
Current assets:
Cash	$1,076,578	$1,732,774
Prepaid expenses	327,260	708,821
Total current assets	1,403,838	2,441,595
Investments held in Trust Account	237,947,675	234,626,959
Total assets	$239,351,513	$237,068,554

Liabilities, Redeemable Class A Common Stock and Stockholders' Deficit:
Current liabilities:
Accounts payable	$3,350	$4,129
Accrued expenses and other current liabilities	435,373	1,790
Accrued offering costs	175,000	175,000
Income tax payable	617,905	—
Franchise tax payable	201,626	178,142
Due to Sponsor	1,425	—
Total current liabilities	1,434,679	359,061
Deferred underwriting fee payable	8,050,000	8,050,000
Total liabilities	9,484,679	8,409,061

Commitments and Contingencies (Note 7)
Class A common stock, $0.0001 par value, subject to possible redemption, 23,001,250 shares at redemption value	237,947,676	234,626,959

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 23,001,250 shares subject to possible redemption)	—	—
Class V common stock, $0.0001 par value; 20,000,000 shares authorized; 5,751,250 issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,001,245)	(5,887,803)
Total Beard Energy Transition Acquisition Corp. deficit	(8,000,670)	(5,887,228)
Non-controlling interest in subsidiary	(80,172)	(80,238)
Total stockholders' deficit	(8,080,842)	(5,967,466)
Total Liabilities, Redeemable Class A Common Stock and Stockholders' Deficit	$239,351,513	$237,068,554

The accompanying notes are an integral part of this financial statement.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Operating and formation costs	$1,293,844	$105,070
Franchise tax	201,626	178,142
Loss from operations	(1,495,470)	(283,212)
Interest and dividend income on investments held in Trust Account	3,320,716	1,459
Income (loss) before income taxes	1,825,246	(281,753)
Income tax expense	(617,905)	—
Net income (loss)	1,207,341	(281,753)
Net income attributable to non-controlling interest in subsidiary	66	92,738
Net income attributable to Beard Energy Transition Acquisition Corp.	$1,207,275	$(189,015)

Basic and diluted weighted average shares outstanding, Class A common stock	23,001,250	2,258,914
Basic and diluted net income per share, Class A common stock	$0.07	$9.26
Basic and diluted weighted average shares outstanding, Class V common stock	5,751,250	5,044,187
Basic and diluted net loss per share, Class V common stock	$(0.07)	$(4.18)

The accompanying notes are an integral part of this financial statement.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Redeemable Class A Common Stock		Stockholders' Deficit
			Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest in Subsidiary	Total Stockholders' Deficit

	Shares	Amount	Shares	Amount
Balance – December 31, 2021	23,001,250	234,626,959	5,751,250	$575	$—	$(5,887,803)	$(80,238)	$(5,967,466)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of December 31, 2022	—	3,320,717	—	—	—	(3,320,717)	—	(3,320,717)
Net income	—	—	—	—	—	1,207,275	66	1,207,341
Balance – December 31, 2022	23,001,250	$237,947,676	5,751,250	$575	—	$(8,001,245)	$(80,172)	$(8,080,842)

The accompanying notes are an integral part of this financial statement.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Stockholders’ Deficit
	Redeemable Class A Common Stock		Class V Common Stock		Additional Paid-in	Accumulated	Non-controlling Interest in	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Deficit
Balance - February 8, 2021 (Inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class A and Class V common stock to an affiliate of the Sponsor and the Sponsor(1)(2)	1,250	—	5,751,250	575	11,925	—	—	12,500
Issuance of Class A Units in Opco to an affiliate of the Sponsor and Class B Units in Opco to the Sponsor	—	—	—	—	—	—	12,500	12,500
Proceeds from Initial Public Offering allocated to Public Shares, net of offering costs	23,000,000	204,262,856	—	—	—	—	—	—
Proceeds from Initial Public Offering allocated to Public Warrants, net of offering costs	—	—	—	—	12,461,657	—	—	12,461,657
Proceeds from Initial Public Offering allocated to Private Placement Warrants, net of offering costs	—	—	—	—	12,191,733	—	—	12,191,733
Initial accretion of common stock subject to redemption amount	—	30,362,644	—	—	(24,665,315)	(5,697,329)	—	(30,362,644)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of December 31, 2021	—	1,459	—	—	—	(1,459)	—	(1,459)
Net loss	—	—	—	—	—	(189,015)	(92,738)	(281,753)
Balance – December 31, 2021	23,001,250	$234,626,959	5,751,250	$575	$—	$(5,887,803)	$(80,238)	$(5,967,466)

The accompanying notes are an integral part of this financial statement.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31, 2022	FOR THE PERIOD FROM FEBRUARY 8, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$1,207,341	$(281,753)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(3,320,716)	(1,459)
Changes in operating assets and liabilities:
Prepaid expenses	381,561	(708,821)
Accounts payable	(779)	4,129
Accrued expenses	433,561	1,704
Income tax payable	617,905	—
Franchise tax payable	23,484	178,142
Net cash used in operating activities	(657,643)	(808,058)
Cash Flows from Investing Activities:
Cash deposited into Trust Account	—	(234,625,500)
Net cash used in investing activities	—	(234,625,500)
Cash Flows from Financing Activities:
Proceeds from Promissory Note - related party	—	256,359
Repayment of Promissory Note - related party	—	(256,359)
Due to Sponsor	1,425	—
Advance from related party	2,168	118,328
Repayment of advance from related party	(2,146)	(118,242)
Proceeds from issuance of Class V common stock and Units to Opco to an affiliate of the Sponsor and the Sponsor	—	25,000
Proceeds from Initial Public Offering, net of underwriting discount paid	—	225,400,000
Proceeds from sale of Private Placement Warrants	—	12,225,000
Payment of offering costs	—	(483,754)
Net cash provided by financing activities	1,447	237,166,332
Net Change in Cash	(656,196)	1,732,774
Cash - Beginning of period	1,732,774	—
Cash - End of period	$1,076,578	$1,732,774
Supplemental disclosures of non-cash investing and financing activities:
Initial accretion of common stock subject to redemption to redemption value	$—	$30,362,644
Deferred underwriting fee payable	$—	$8,050,000
Offering costs included in accrued offering costs	$—	$175,000
Subsequent accretion of Class A common stock subject to redemption amount as of December 31, 2022	$3,320,717	$1,459

The accompanying notes are an integral part of this financial statement.

BEARD ENERGY TRANSITION ACQUISITION CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

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

All activity for the year ended December 31, 2022 and for the period from February 8, 2021 (inception) through December 31, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and a portion of the proceeds derived from the sale of Private Placement Warrants (as defined below) that were placed in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The underwriter has agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity, Capital Resources, and Going Concern

As of December 31, 2022, the Company had a working capital deficit of $30,841, including $1,076,578 in its operating bank account. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of December 31, 2022, may not be sufficient to allow the Company to operate until May 29, 2023, the date at which the Company must complete a Business Combination. While the Company expects to have sufficient access to additional sources of capital under Working Capital Loans (as defined in Note 4), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a Business Combination is not consummated by May 29, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these consolidated financial statements are issued.

Management plans to address this uncertainty through a Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of December 31, 2022 and December 31, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and December 31, 2021.

Investments Held in Trust Account

As of December 31, 2022 and December 31, 2021, the assets held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Such securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Interest and dividend income resulting from these securities is included in income from investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The Public Warrants and Private Placement Warrants are equity classified (see Note 5).

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist of legal and other expenses incurred through the consolidated balance sheet date that are directly related to the Initial Public Offering. Offering costs are charged against the carrying value of Class A common stock or stockholders' deficit based on the relative value of the shares of Class A common stock and the Warrants, as described below, to the proceeds received from the Units sold upon the completion of the Initial Public Offering. The Company incurred offering costs amounting to $13,308,754, consisting of $4,600,000 of cash underwriting fees, $8,050,000 of deferred underwriting fees and $658,754 of other offering costs in connection with the Initial Public Offering. As such, the Company recorded $12,512,144 of offering costs as a reduction of temporary equity and $796,610 of offering costs as a reduction of permanent equity.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 23,725,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. In order to determine the net income (loss) attributable to both the Class A common stock and Class V common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the holders of the Class A common stock. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A and Class V common stock for the year ended December 31, 2022, and for the period from February 8, 2021 (inception) through December 31, 2021 reflective of the respective participation rights.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the year ended December 31, 2022
Net income	$1,207,275
Accretion of Class A common stock to redemption amount	(3,320,717)
Net loss including accretion of temporary equity to redemption value	$(2,113,442)

For the period from February 8, 2021 (inception) through December 31, 2021
Net loss	$(189,015)
Accretion of Class A common stock to redemption amount	(30,364,103)
Net loss including accretion of temporary equity to redemption value	$(30,553,118)

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended December 31, 2022
	Class A	Class V
Basic and diluted net income (loss) per share:
Numerator:
Net loss including accretion of temporary equity to redemption value	$(1,690,698)	$(422,743)
Accretion of Class A common stock to redemption amount	3,320,717	—
Net income (loss)	$1,630,019	$(422,743)
Denominator:
Weighted Average Shares	23,001,250	5,751,250
Basic and diluted income (loss) per share of common stock	$0.07	$(0.07)

	For the period from February 8, 2021 (inception) through December 31, 2021
	Class A	Class V
Basic and diluted net income (loss) per share:
Numerator:
Net loss including accretion of temporary equity to redemption value	$(9,450,351)	$(21,102,767)
Accretion of Class A common stock to redemption amount	$30,364,103	$—
Net income (loss)	$20,913,752	$(21,102,767)
Denominator:
Weighted Average Shares	2,258,914	5,044,187
Basic and diluted income (loss) per share of common stock	$9.26	$(4.18)

As of December 31, 2022 and December 31, 2021, no Founder Shares remain subject to forfeiture, as such the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reflected in retained earnings, or in the absence of retained earnings, in additional paid-in capital. On November 29, 2021, the Company recorded an adjustment to present the redeemable Class A common stock at redemption value of $30,362,644, of which $24,665,315 was recorded against additional paid-in capital and $5,697,329 was recorded in accumulated deficit. On December 31, 2021, the Company recorded a subsequent adjustment of $1,459, respectively, to present redeemable Class A common stock at redemption value, which was recorded in accumulated deficit. On December 31, 2022, the Company recorded a subsequent adjustment of $3,320,717 to present redeemable Class A common stock at redemption value, which was recorded in accumulated deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, Income Taxes ("ASC 740"). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to reimburse an affiliate of the Sponsor a total of up to $25,000 per month for administrative support as may be reasonably required by the Company. Upon the completion of an initial Business Combination, the Company will

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cease paying these monthly fees. The Company incurred $200,004 and paid $183,337 in expenses under this agreement for the year ended December 31, 2022. The Company incurred and paid $16,667 in expenses under this agreement for the period from February 8, 2021 (inception) through December 31, 2021.

Advance from Related Party

The Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company's behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company's behalf. As of December 31, 2022, advances of $2,168 and subsequent repayments of $2,146 were made to respective affiliates. As of December 31, 2021, advances of $118,328 and subsequent repayments of $118,242 were made to respective affiliates.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required. (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and December 31, 2021, there was no balance outstanding under the Working Capital Loans.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

NOTE 6. STOCKHOLDERS' DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and December 31, 2021 there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and December 31, 2021, there were 23,001,250 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of stockholders' deficit on the balance sheet.

Class V common stock — The Company is authorized to issue 20,000,000 shares of Class V common stock with a par value of $0.0001 per share. As of December 31, 2022 and December 31, 2021, there were 5,751,250 shares of Class V common stock issued and outstanding.  On February 10, 2021, the Sponsor acquired 7,187,500 shares of the Company’s Class V common stock for no consideration. In October 2021, the Sponsor surrendered to the Company for no consideration 1,437,500 shares of Class V common stock, resulting in an aggregate of 5,751,250 shares of Class V common stock issued and outstanding. Of the 5,751,250 shares of Class V common stock outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor, or its permitted transferees, for no consideration to the extent that the underwriter’s over-allotment option is not exercised, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. Pursuant to the exercise of the underwriter's over-allotment option in full, the 750,000 shares of Class V common stock are no longer subject to forfeiture.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2021, an affiliate of the Sponsor purchased 1,250 Class A Units of Opco and the Sponsor acquired 7,187,500 Class B Units of Opco. Also in February 2021, the Company paid $12,500 in exchange for 1,250 Class A Units of Opco. The value of these shares are represented on the balance sheet as non-controlling interest in subsidiary. In October 2021, the Sponsor surrendered to the Company for no consideration 1,437,500 Class B Units of Opco, resulting in an aggregate of 5,750,000 Class B Units of Opco issued and outstanding.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. INCOME TAX

The Company’s net deferred tax assets (liabilities) as of December 31, 2022 and December 31, 2021 is as follows:

Deferred tax assets:	December 31, 2022	December 31, 2021
Start-up costs	$293,772	$22,065
Net operating loss carryforwards	—	37,103
Total deferred tax assets	293,772	59,168
Valuation allowance	(293,772)	(59,168)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2022 and for the period from February 8, 2021 (inception) through December 31, 2021 consists of the following:

	For the year ended December 31, 2022	For the period from February 8, 2021 (inception) through December 31, 2021
Federal
Current	$617,905	$—
Deferred	(234,604)	(59,168)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	234,604	59,168
Income tax provision	$617,905	$—

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022 and December 31, 2021, the Company had available U.S. federal operating loss carry forwards of approximately $0 and $176,683, respectively, that may be carried forward indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and for the period from February 8, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $234,604 and $59,168, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate as of December 31, 2022 and December 31, 2021 is as follows:

	For the year ended December 31, 2022	For the period from February 8, 2021 (inception) through December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in valuation allowance	12.9%	(21.0)%
Income tax provision	33.9%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction which remain open and are subject to examination.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$237,947,675	$237,947,675	$—	$—

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$234,626,959	$234,626,959	$—	$—

The assets held in the Trust Account as of December 31, 2022 and December 31, 2021 are comprised solely of U.S. government securities or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value.