Form 10-Q
period 2023-03-31
Beard Energy Transition Acquisition Corp.
filed 2023-05-10
CIK 1847351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, 23,001,250 shares of Class A common stock, par value $0.0001 per share, and 5,751,250 shares of Class V common stock, par value $0.0001 per share, were issued and outstanding.

i

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

PART I - FINANCIAL INFORMATION Item 1.Financial Statements BEARD ENERGY TRANSITION ACQUISITION CORP. CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$495,088	$1,076,578
Prepaid expenses	315,321	327,260
Total current assets	810,409	1,403,838
Investments held in Trust Account	240,468,343	237,947,675
Total assets	$241,278,752	$239,351,513

Liabilities, Redeemable Class A Common Stock and Stockholders' Deficit:
Current liabilities:
Accounts payable	$15,821	$3,350
Accrued expenses and other current liabilities	716,752	435,373
Accrued offering costs	175,000	175,000
Income tax payable	1,136,745	617,905
Franchise tax payable	50,000	201,626
Total current liabilities	2,094,318	1,434,679
Deferred underwriting fee payable	8,050,000	8,050,000
Total liabilities	10,144,318	9,484,679

Commitments and Contingencies (Note 7)
Class A common stock, $0.0001 par value, subject to possible redemption, 23,001,250 shares at redemption value	240,468,343	237,947,676

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 23,001,250 shares subject to possible redemption)	—	—
Class V common stock, $0.0001 par value; 20,000,000 shares authorized; 5,751,250 issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,254,381)	(8,001,245)
Total Beard Energy Transition Acquisition Corp. deficit	(9,253,806)	(8,000,670)
Non-controlling interest in subsidiary	(80,103)	(80,172)
Total stockholders' deficit	(9,333,909)	(8,080,842)
Total Liabilities, Redeemable Class A Common Stock and Stockholders' Deficit	$241,278,752	$239,351,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended March 31, 2023	Three Months ended March 31, 2022
Operating and formation costs	$684,227	$369,028
Franchise tax	50,000	50,000
Loss from operations	(734,227)	(419,028)
Interest and dividend income on investments held in Trust Account	2,520,667	15,144
Income (loss) before income taxes	1,786,440	(403,884)
Income tax expense	(518,840)	—
Net income (loss)	1,267,600	(403,884)
Net income (loss) attributable to non-controlling interest in subsidiary	69	(22)
Net income (loss) attributable to Beard Energy Transition Acquisition Corp.	$1,267,531	$(403,862)

Basic and diluted weighted average shares outstanding, Class A common stock	23,001,250	23,001,250
Basic and diluted net income (loss) per share, Class A common stock	$0.07	$(0.01)
Basic and diluted weighted average shares outstanding, Class V common stock	5,751,250	5,751,250
Basic and diluted net loss per share, Class V common stock	$(0.04)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Three Months ended March 31, 2023
	Redeemable Class A Common Stock		Stockholders' Deficit
			Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest in Subsidiary	Total Stockholders' Deficit

	Shares	Amount	Shares	Amount
Balance – December 31, 2022	23,001,250	$237,947,676	5,751,250	$575	$—	$(8,001,245)	$(80,172)	$(8,080,842)
Subsequent accretion of Class A common stock subject to redemption as of March 31, 2022	—	2,520,667	—	—	—	(2,520,667)	—	(2,520,667)
Net income	—	—	—	—	—	1,267,531	69	1,267,600
Balance – March 31, 2023	23,001,250	$240,468,343	5,751,250	$575	$—	$(9,254,381)	$(80,103)	$(9,333,909)

	Three Months ended March 31, 2022
	Redeemable Class A Common Stock		Stockholders' Deficit
			Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest in Subsidiary	Total Stockholders' Deficit

	Shares	Amount	Shares	Amount
Balance – December 31, 2021	23,001,250	$234,626,959	5,751,250	$575	$—	$(5,887,803)	$(80,238)	$(5,967,466)
Subsequent accretion of Class A common stock subject to redemption as of March 31, 2022	—	15,144	—	—	—	(15,144)	—	(15,144)
Net loss	—	—	—	—	—	(403,862)	(22)	(403,884)
Balance – March 31, 2022	23,001,250	$234,642,103	5,751,250	$575	$—	$(6,306,809)	$(80,260)	$(6,386,494)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months ended March 31, 2023	Three Months ended March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$1,267,600	$(403,884)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(2,520,667)	(15,144)
Changes in operating assets and liabilities:
Prepaid expenses	11,938	16,606
Accounts payable	12,471	45,295
Accrued expenses	280,324	100,257
Income tax payable	518,840	—
Franchise tax payable	(151,626)	50,000
Net cash used in operating activities	(581,120)	(206,870)

Cash Flows from Financing Activities:
Due to Sponsor	(1,425)	—
Advance from related party	1,408	198
Repayment of advance from related party	(353)	(209)
Net cash used in financing activities	(370)	(11)

Net Change in Cash	(581,490)	(206,881)
Cash - Beginning of period	1,076,578	1,732,774
Cash - End of period	$495,088	$1,525,893

Supplemental disclosures of non-cash investing and financing activities:
Subsequent accretion of Class A common stock subject to redemption as of March 31, 2023 and 2022, respectively	$2,520,667	$15,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Beard Energy Transition Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on February 8, 2021. As used herein, “the Company” refers to Beard Energy Transition Acquisition Corp. and its majority-controlled operating subsidiary, Beard Energy Transition Acquisition Holdings LLC (the “Opco”), unless the context indicates otherwise. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

All activity for the three months ended March 31, 2023 and for the three months ended March 31, 2022  relates to the Company’s formation, and, since the closing of the initial public offering (“Initial Public Offering”), the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and a portion of the proceeds derived from the sale of Private Placement Warrants (as defined below) that were placed in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Liquidity, Capital Resources, and Going Concern

As of March 31, 2023, the Company had a working capital deficit of $1,283,909, including $495,088 in its operating bank account. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of March 31, 2023, will not be sufficient to allow the Company to operate until May 29, 2023, the date at which the Company must complete a Business Combination. While the Company expects to have sufficient access to additional sources of capital under Working Capital Loans (as defined in Note 4), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a Business Combination is not consummated by May 29, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed consolidated financial statements are issued.

Management plans to address this uncertainty through a Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Financial Statement Presentation

The accompanying condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 13, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

The condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of March 31, 2023 and December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

As of March 31, 2023 and December 31, 2022, the assets held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Such securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Interest and dividend income resulting from these securities is included in income from investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at fair value at their issuance date and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The Public Warrants and Private Placement Warrants are equity classified (see Note 5).

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 23,725,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. In order to determine the net income (loss) attributable to both the Class A common stock and Class V common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the holders of the Class A common stock. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A and Class V common stock for the three months ended March 31, 2023, and for the three months ended March 31, 2022 reflective of the respective participation rights.

The following tables reflect the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Net income (loss)	$1,267,531	$(403,862)
Accretion of Class A common stock to redemption amount	(2,520,667)	(15,144)
Net loss including accretion of temporary equity to redemption value	$(1,253,136)	$(419,006)

	For the three months ended March 31, 2023		For the three months ended March 31, 2022
	Class A	Class V	Class A	Class V
Basic and diluted net income (loss) per share:
Numerator:
Net loss including accretion of temporary equity to redemption value	(1,002,476)	(250,659)	(335,194)	(83,812)
Accretion of Class A common stock to redemption amount	2,520,667	—	15,144	—
Net income (loss)	1,518,191	(250,659)	(320,050)	(83,812)
Denominator:
Weighted Average Shares	23,001,250	5,751,250	23,001,250	5,751,250
Basic and diluted income (loss) per share of common stock	$0.07	$(0.04)	$(0.01)	$(0.01)

As of March 31, 2023 and December 31, 2022, no Founder Shares remain subject to forfeiture, as such the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, Fair Value Measurements and Disclosures, (“ASC 820”), approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in accumulated deficit. On November 29, 2021, the Company recorded an adjustment to present the redeemable Class A common stock at redemption value of $30,362,644, of which $24,665,315 was recorded against additional paid-in capital and $5,697,329 was recorded in accumulated deficit. On December 31, 2022, the Company recorded a subsequent adjustment of $3,320,717 to present redeemable Class A common stock at redemption value, which was recorded in accumulated deficit. On March 31, 2023, the Company recorded a subsequent adjustment of $2,520,667 to present redeemable Class A common stock at redemption value, which was recorded in accumulated deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, Income Taxes ("ASC 740"). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed consolidated financial statements carrying amounts of existing

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

See Note 8 for additional information on income taxes for the periods presented.

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

The Initial Stockholders have agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter. The forfeiture would have been adjusted to the extent that the over-allotment option was not exercised in full by the underwriter so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Sponsor Shares). Pursuant to the exercise of the underwriter's over-allotment option in full, the 750,000 Founder Shares are no longer subject to forfeiture.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to reimburse an affiliate of the Sponsor a total of up to $25,000 per month for administrative support as may be reasonably required by the Company. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. The Company incurred and paid $50,001 in expenses under this agreement for the three months ended March 31, 2023. The Company incurred and paid $50,001 in expenses under this agreement for the three months ended March 31, 2022.

Advance from Related Party

The Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company's behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company's behalf. For the three months ended March 31, 2023, payments of $1,408 were paid by certain affiliate employees for operational expenses on behalf of the Company, and $353 was repaid back to the certain affiliate employees. For the three months ended March 31, 2022, payments of $198 were paid by certain affiliate employees for operational expenses on behalf of the company, and $209 was repaid back to the certain affiliate employees.

Working Capital Loans

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required. (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, there was no balance outstanding under the Working Capital Loans.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 6. STOCKHOLDERS' DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 23,001,250 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and were classified at their redemption value outside of stockholders' deficit on the balance sheet.

Class V common stock — The Company is authorized to issue 20,000,000 shares of Class V common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 5,751,250 shares of Class V common stock issued and outstanding.  On February 10, 2021, the Sponsor acquired 7,187,500 shares of the Company’s Class V common stock for no consideration. In October 2021, the Sponsor surrendered to the Company for no consideration 1,437,500 shares of Class V common stock, resulting in an aggregate of 5,751,250 shares of Class V common stock issued and outstanding. Of the 5,751,250 shares of Class V common stock outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor, or its permitted transferees, for no consideration to the extent that the underwriter’s over-allotment option was not exercised, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. Pursuant to the exercise of the underwriter's over-allotment option in full, the 750,000 shares of Class V common stock are no longer subject to forfeiture.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. INCOME TAX

The Company's effective tax rate for the three months ended March 31, 2023 and for the three months ended March 31, 2022 was 29% and 0.0%, respectively. The Company's effective tax rate differs from the statutory income tax rate of 21% primarily due to recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three months ended March 31, 2023. The Company believes that, at this time, the use of the discrete method for the three months ended March 31, 2023 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$240,468,343	$240,468,343	$—	$—

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$237,947,675	$237,947,675	$—	$—

The assets held in the Trust Account as of March 31, 2023 and December 31, 2022 are comprised solely of U.S. government securities or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Beard Energy Transition Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated on February 8, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination”. We have entered into a non-binding letter of intent that sets forth the preliminary terms and conditions of a potential business combination with a private company that meets the Company’s investment criteria and principles and with which the Company has had discussions over an extended period of time. No assurances can be made, however, that the Company will successfully negotiate and enter into a definitive agreement for a business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Public Offering”) and the warrants issued to Beard Energy Transition Acquisition Sponsor LLC (“Sponsor”) in a private placement simultaneously with the closing of the Public Offering (“private placement warrants”), our capital stock, debt or a combination of the foregoing.

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

As of March 31, 2023 and December 31, 2022, we held cash of $495,088 and $1,076,578, respectively, current liabilities of $2,094,318 and $1,434,679, respectively, and deferred underwriting compensation of $8,050,000. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2023 and for the three months ended March 31, 2022 were organizational activities, those necessary to prepare for our Public Offering, described below, and since the closing of our Public Offering, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after our Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended March 31, 2023, we had net income of $1,267,600, $2,520,667 which resulted from interest income on investments held in the trust account, offset in part by operating and formation costs of $684,227, income tax expense of $518,840 and franchise tax expense of $50,000.

For the three months ended March 31, 2022, we had net loss of $403,862, which resulted from operating and formation costs of $369,028 and franchise tax expense of $50,000, offset in part by interest income on investments held in the trust account of $15,144.

Liquidity, Capital Resources and Going Concern

On November 29, 2021, we consummated an initial public offering of 23,000,000 units, including 3,000,000 units issued pursuant to the exercise of the underwriter's over-allotment option in full, generating gross proceeds to the Company of $230,000,000. Simultaneously with the consummation of our initial public offering, we completed the private sale of 12,225,000 warrants to our Sponsor at a purchase price of $1.00 per warrant (the "private placement warrants"), generating gross proceeds of $12,225,000. The proceeds from the sale of the private placement warrants were added to the net proceeds from the initial public offering held in a trust account (the "trust account"). If we do not complete an initial business combination 18 months (or 21 months, as applicable) from the closing of the initial public offering, the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

For the three months ended March 31, 2023, net cash used in operating activities was $581,120, which was primarily due to operational costs, income taxes, and franchise taxes paid during the period.

For the three months ended March 31, 2022, net cash used in operating activities was $206,870, which was due to our net loss of $403,884 and interest and dividend income on investments held in the trust account of $15,144, offset in part by changes in working capital of $212,158.

There were no investing activities for the three months ended March 31, 2023 and March 31, 2022, respectively.

For the three months ended March 31, 2023, net cash used in financing activities of $370 which was comprised of repayments of advance to our Sponsor of $1,425 and repayment of the advance from an affiliate of our sponsor of $353, partially offset in part by $1,408 in proceeds from an advance from an affiliate of our sponsor.

For the three months ended March 31, 2022, net cash used in financing activities of $11 was comprised of repayment of the advance from an affiliate of our sponsor of $209, offset in part by $198 in proceeds from an advance from an affiliate of our sponsor.

As of March 31, 2023 and December 31, 2022, we had cash of $495,088 and $1,076,578 held outside the trust account, respectively. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of March 31, 2023, will not be sufficient to allow the Company to operate until May 29, 2023, the date at which the Company must complete a business combination. While the Company expects to have sufficient access to additional sources of capital under Working Capital Loans (as defined in Note 4), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a business combination is not consummated by May 29, 2023 (subject to the extension discussed below), there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed consolidated financial statements are issued.

Management plans to address this uncertainty through a business combination as discussed above. There is no assurance that the Company’s plans to consummate a business combination will be successful or successful within the Combination Period (as defined in Note 1 in the accompanying condensed consolidated financial statements). The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Further, we intend to hold a special meeting of stockholders on May 25, 2023 in which our stockholders will vote on, among other things, whether to amend and restate our Amended and Restated Certificate of Incorporation to extend the date by which the Company may consummate a business combination from 18 months (or 21 months if we choose to exercise our option to extend the period of time to consummate a business combination by an additional three months if the Sponsor, or its affiliates or designees deposit $2,300,250 into the Trust Account) to 25 months from the closing of the Company’s Initial Public Offering or such earlier date as determined by our board of directors. We have also entered into a non-binding letter of intent that sets forth the preliminary terms and conditions of a potential business combination with a private company that meets the Company’s investment criteria and principles and with which the Company has had discussions over an extended period of time.

If we extend the date by which the Company may consummate a business combination and successfully enter into a business combination, any related transaction expenses, if not paid at closing of the business combination, would become the responsibility of the combined company.

Related Party Transactions

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to reimburse an affiliate of the Sponsor a total of up to $25,000 per month for administrative support as may be reasonably required by the Company. Upon the completion of an initial business combination, the Company will cease paying these monthly fees. The Company incurred and paid $50,001 in expenses under this agreement for the three months ended March 31, 2023. The Company incurred and paid $50,001 in expenses under this agreement for the three months ended March 31, 2022.

Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company's behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company's behalf. For the three months ended March 31, 2023, payments of $1,408 were paid by certain affiliate employees for operational expenses on behalf of the Company, and $353 was repaid back to the certain affiliate employees. For the three months ended March 31, 2022, payments of $200 were paid by certain affiliate employees for operational expenses on behalf of the company, and $219 was repaid back to the certain affiliate employees.

Related Party Loans

On February 9, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to the Promissory Note. This loan was non-interest bearing and payable on the earlier of (i) August 8, 2021 (as subsequently extended to February 9, 2022) or (ii) the consummation of the Public Offering. On November 30, 2021, the Company repaid the Promissory Note in full. As of March 31, 2023 and December 31, 2022, there was no balance outstanding under the Promissory Note.

In order to finance transaction costs in connection with an intended business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required. (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, there was no balance outstanding under the Working Capital Loans.

We intend to hold a special meeting of stockholders on May 25, 2023 in which our stockholders will vote on, among other things, whether to amend and restate our Amended and Restated Certificate of Incorporation to extend the date by which the Company may consummate a business combination from 18 months (or 21 months if we choose to exercise our option to extend the period of time to consummate a business combination by an additional three months if the Sponsor, or its affiliates or designees deposit $2,300,250 into the Trust Account (the “Extension Option”)) to 25 months from the closing of the Company’s Initial Public Offering (the “Extended Date”) or such earlier date as determined by our board of directors (the “Extension,” and such proposal, the “Extension Amendment Proposal”). If the Extension Amendment Proposal is approved, the Sponsor will deposit into the Trust Account $100,000 on the thirtieth day of each month thereafter (or if such thirtieth day is not a business day, on the business day immediately preceding such thirtieth day), beginning on June 30, 2023, in exchange for a non-interest bearing, unsecured promissory note until the earliest of (a) consummation of a business combination, (b) the Extended Date, or (c) the voluntary dissolution and liquidation of the Company, as determined by the Board. In the event the Sponsor does not deposit such funds into the Trust Account, the Board intends to voluntarily dissolve and liquidate the Company. The gross proceeds from the issuance of such promissory note will be added to the offering proceeds in the Trust Account and will be used to fund the redemption of the public shares and may increase the per share amount available for distribution to such redeeming stockholders. If the Company consummates a business combination, it will repay the amount loaned under the promissory note out of the proceeds of the Trust Account released to it. If the Company does not consummate a business combination by the Extended Date, the Company will not repay the amount loaned under the promissory note until 100% of the public shares have been redeemed and only in connection with the liquidation of the Company to the extent funds are available outside of the Trust Account.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 and December 31, 2022.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at fair value at their issuance date and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The warrants sold as part of the units in our Public Offering (“public warrants”) and private placement warrants are equity classified.

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

We recognize changes in redemption value as it occurs and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in accumulated deficit.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 23,725,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. In order to determine the net income (loss) attributable to both the Class A common stock and Class V common stock, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the holders of the Class A common stock. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A and Class V common stock for the three months ended March 31, 2023, reflective of the respective participation rights.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” we are not required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the condensed consolidated financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 13, 2023 (the “2022 Annual Report”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Except as set forth below, there have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in the 2022 Annual Report.

Our financial conditions raise substantial doubt about our ability to continue as a “going concern” through one year from the date of the financial statements contained herein if a Business Combination is not consummated.

As of March 31, 2023, the Company had a working capital deficit of $765,069, including $495,088 in its operating bank account. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of March 31, 2023, will not be sufficient to allow the Company to operate until May 29, 2023, the date at which the Company must complete a Business Combination, unless extended. While the Company expects to have sufficient access to additional sources of capital under the Working Capital Loans, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a Business Combination is not consummated by May 29, 2023 (or later, if extended), there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements are issued.

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

We may decide to maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account, which may limit the interest income available for payment of taxes and dissolution expenses or for distribution to public stockholders.

The funds in the Trust Account are invested only in U.S. government treasury obligations with maturities of 185 days or less or in certain money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in U.S. government treasury obligations.

The Company may convert its investments in the Trust Account into cash, which would remain in the Trust Account. If we maintain the funds in the Trust Account in an interest-bearing demand deposit account, we may receive lower interest on the funds held in such deposit account (as compared to continuing to invest such funds in interest-bearing U.S. government securities); however, we cannot assure you that such rate on the deposit account will not decrease or increase significantly. As a result, any decision to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items may reduce the dollar amount our public stockholders would receive upon any redemption of the public shares or our liquidation. Accordingly, we will evaluate our options prior to making such a decision and intend to choose the option that we believe would be in the best interest of the Company.

There can be no assurance that, if the Extension Amendment is approved, we will be able to successfully negotiate and enter into a definitive agreement under our current non-binding letter of intent for a potential business combination or otherwise complete a Business Combination.

We intend to hold a special meeting of stockholders on May 25, 2023, in which our stockholders will vote on, among other things, the Extension Amendment Proposal. We have entered into a non-binding letter of intent that sets forth the preliminary terms and conditions of a potential business combination with a private company that meets the Company’s investment criteria and principles and with which the Company has had discussions over an extended period of time; however, the Board currently believes that there will not be sufficient time before May 29, 2023 to complete a Business Combination with this company or an alternative target. Accordingly, our Board believes that the Extension is necessary in order to be able to consummate a Business Combination.

Even if the Extension is approved, the Company can provide no assurances that a Business Combination will be consummated prior to the Extended Date, whether under the current letter of intent or otherwise. Our ability to consummate any Business Combination is dependent on a variety of factors, many of which are beyond our control. If the Extension is approved, the Company expects to seek stockholder approval of a Business Combination. Even if the Extension or a Business Combination are approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate a Business Combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with the Extension and a Business Combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

Date: May 9, 2023	By:	/s/ Sarah James
	Name:	Sarah James
	Title:	Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)