Form 10-Q
period 2023-06-30
Beard Energy Transition Acquisition Corp.
filed 2023-08-08
CIK 1847351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, 7,128,354 shares of Class A common stock, par value $0.0001 per share, and 5,751,250 shares of Class V common stock, par value $0.0001 per share, were issued and outstanding.

i

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	June 30, 2023	December 31, 2022
Assets:	(Unaudited)
Current assets:
Cash	$366,798	$1,076,578
Prepaid expenses	196,802	327,260
Prepaid income tax	147,525	—
Business combination reimbursement receivable	2,729,528	—
Total current assets	3,440,653	1,403,838
Investments held in Trust Account	75,213,164	237,947,675
Total assets	$78,653,817	$239,351,513

Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$10,264	$3,350
Accrued expenses and other current liabilities	2,954,737	435,373
Accrued offering costs	175,000	175,000
Income tax payable	70,162	617,905
Franchise tax payable	100,000	201,626
Promissory Note for Trust Extension Payments	160,000	—
Due to Sponsor	—	1,425
Total current liabilities	3,470,163	1,434,679
Deferred underwriting fee payable	8,050,000	8,050,000
Total liabilities	11,520,163	9,484,679

Commitments and Contingencies (Note 7)
Class A common stock, $0.0001 par value, subject to possible redemption, 7,128,354 and 23,001,250 shares at redemption value at June 30, 2023 and December 31, 2022, respectively	75,213,164	237,947,676

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 7,128,354 and 23,001,250 shares at redemption value at June 30, 2023 and December 31, 2022, respectively)	—	—
Class V common stock, $0.0001 par value; 20,000,000 shares authorized; 5,751,250 issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,000,076)	(8,001,245)
Total Beard Energy Transition Acquisition Corp. deficit	(7,999,501)	(8,000,670)
Non-controlling interest in subsidiary	(80,009)	(80,172)
Total stockholders’ deficit	(8,079,510)	(8,080,842)
Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$78,653,817	$239,351,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating and formation costs	$(67,917)	$313,415	$616,310	$682,443
Franchise tax	50,000	50,000	100,000	100,000
Income (loss) from operations	$17,917	$(363,415)	$(716,310)	$(782,443)
Interest and dividend income on investments held in Trust Account	2,153,794	307,345	4,674,461	322,489
Income (loss) before income taxes	$2,171,711	$(56,070)	$3,958,151	$(459,954)
Income tax expense	(441,797)	(9,619)	(960,637)	(9,619)
Net income (loss)	$1,729,914	$(65,689)	$2,997,514	$(469,573)
Net income attributable to non-controlling interest in subsidiary	94	(4)	163	(26)
Net income (loss) attributable to Beard Energy Transition Acquisition Corp.	$1,729,820	$(65,685)	$2,997,351	$(469,547)

Basic and diluted weighted average shares outstanding, Class A common stock	16,721,862	23,001,250	19,844,210	23,001,250
Basic and diluted net income (loss) per share, Class A common stock	$0.08	$—	$0.15	$(0.01)
Basic and diluted weighted average shares outstanding, Class V common stock	5,751,250	5,751,250	5,751,250	5,751,250
Basic and diluted net loss per share, Class V common stock	$0.06	$(0.01)	$—	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	For the Three and Six months ended June 30, 2023
			Stockholders’ Deficit
	Redeemable Class A Common Stock		Class V Common Stock		Additional Paid-in	Accumulated	Non- controlling Interest in	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Deficit
Balance – December 31, 2022	23,001,250	$237,947,676	5,751,250	$575	$—	$(8,001,245)	$(80,172)	$(8,080,842)
Subsequent accretion of Class A common stock subject to redemption as of March 31, 2023	—	2,520,667	—	—	—	(2,520,667)	—	(2,520,667)
Net income	—	—	—	—	—	1,267,531	69	1,267,600
Balance – March 31, 2023	23,001,250	$240,468,343	5,751,250	$575	$—	$(9,254,381)	$(80,103)	$(9,333,909)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of June 30, 2023	—	475,515	—	—	—	(475,515)	—	(475,515)
Redemption of Class A common stock	(15,872,896)	(165,730,694)	—	—	—	—	—	—
Net income	—	—	—	—	—	1,729,820	94	1,729,914
Balance – June 30, 2023	7,128,354	$75,213,164	5,751,250	$575	$—	$(8,000,076)	$(80,009)	$(8,079,510)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	For the Three and Six months ended June 30, 2022
			Stockholders’ Deficit
	Redeemable Class A Common Stock		Class V Common Stock		Additional Paid-in	Accumulated	Non- controlling Interest in	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Deficit
Balance – December 31, 2021	23,001,250	$234,626,959	5,751,250	$575	$—	$(5,887,803)	$(80,238)	$(5,967,466)
Subsequent accretion of Class A common stock subject to redemption as of March 31, 2022	—	15,144	—	—	—	(15,144)	—	(15,144)
Net loss	—	—	—	—	—	(403,862)	(22)	(403,884)
Balance – March 31, 2022	23,001,250	$234,642,103	5,751,250	$575	$—	$(6,306,809)	$(80,260)	$(6,386,494)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of June 30, 2022	—	307,345	—	—	—	(307,345)	—	(307,345)
Net loss	—	—	—	—	—	(65,685)	(4)	(65,689)
Balance – June 30, 2022	23,001,250	$234,949,448	5,751,250	$575	$—	$(6,679,839)	$(80,264)	$(6,759,528)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$2,997,514	$(469,573)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(4,674,461)	(322,489)
Changes in operating assets and liabilities:
Prepaid expenses	130,458	112,218
Accounts payable	6,914	(219)
Accrued expenses	2,519,714	160,049
Income tax payable	(547,743)	9,619
Franchise tax payable	(101,626)	100,000
Prepaid income tax	(147,525)	—
Business combination reimbursement receivable	(2,729,528)	—
Net cash used in operating activities	(2,546,283)	(410,395)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for payment to redeeming stockholders	165,730,694	—
Cash withdrawn from Trust Account for tax payments	1,838,278	—
Cash deposited into Trust Account	(160,000)	—
Net cash provided by investing activities	167,408,972	—

Cash Flows from Financing Activities:
Due to Sponsor	(1,425)	—
Advance from related party	3,750	1,762
Payment to redeeming stockholders	(165,730,694)	—
Proceeds from promissory note for trust extension payments	160,000	—
Repayment of advance from related party	(4,100)	(209)
Net cash (used in) provided by financing activities	(165,572,469)	1,553

Net Change in Cash	(709,780)	(408,842)
Cash - Beginning of period	1,076,578	1,732,774
Cash - End of period	$366,798	$1,323,932

Supplemental disclosures of non-cash investing and financing activities:
Subsequent accretion of Class A common stock subject to redemption as of June 30, 2023 and 2022, respectively	$2,996,182	$322,489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

All activity for the three and six months ended June 30, 2023 and for the three and six months ended June 30, 2022 relates to the Company’s formation, and, since the closing of the initial public offering (“Initial Public Offering”), the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and a portion of the proceeds derived from the sale of Private Placement Warrants (as defined below) that were placed in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on November 23, 2021. On November 29, 2021, the Company consummated the Initial Public Offering of 23,000,000 units, (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), including 3,000,000 Units issued pursuant to the exercise of the underwriter’s over-allotment option in full, generating gross proceeds of $230,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 12,225,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Beard Energy Transition Acquisition Sponsor LLC (the “Sponsor”), including 1,200,000 Private Placement Warrants issued pursuant to the exercise of the underwriter’s over-allotment option in full, generating gross proceeds of $12,225,000, which is described in Note 4.

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

Transaction costs related to the issuances described above amounted to $13,308,754, consisting of $4,600,000 of cash underwriting fees, $8,050,000 of deferred underwriting fees and $658,754 of other offering costs. On May 18, 2023, Citigroup Global Markets Inc. (“Citi”), the underwriter for the Initial Public Offering, delivered a letter to the Company, wherein Citi expressly waived all deferred underwriting discounts and commissions owed to them upon, and subject only to, consummation of the Transactions, of $8,050,000, pursuant to the underwriting agreement entered into in connection with the initial public offering.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company will provide the holders (the “Public Stockholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. Unless otherwise stated herein, the term “Public Shares” includes the 1,250 shares of Class A common stock of the Company held by the Sponsor and forming part of the Sponsor Shares (as defined in Note 4). The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially $10.20 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter. The Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

On May 25, 2023 the Company held a special meeting of stockholders (the “Special Meeting”) where the stockholders of the Company approved the Amended and Restated Investment Management Trust Agreement, by and between the Company, Opco and Continental Stock Transfer & Trust Company (the “A&R IMTA”). On May 26, 2023, the Company, Opco and Continental Stock Transfer & Trust Company entered into the A&R IMTA. The A&R Charter (i) extends the date by which the Company must complete a business combination (the “Extension”) from 18 months (or 21 months if the Company chooses to exercise its option to extend the date by an additional three months) to 25 months from the closing of the Company’s initial public offering (with no extension option) or such earlier date as determined by the Company’s board of directors (the “Board”) and (ii) reflects certain other non-substantive changes to the Company’s charter. In connection with the proposed business combination, Suntuity Renewables LLC (“Suntuity”) has agreed to assume the Sponsor’s intended obligations to deposit into the Trust Account $160,000 on the thirtieth day of each month (or if such thirtieth day is not a business day, on the business day immediately preceding such thirtieth day, and except in the case of December 2023, when payment shall be made on the twenty-ninth day of the month) beginning on June 30, 2023, in exchange for a non-interest bearing, unsecured promissory note until the earlier of (a) the consummation of a business combination, (b) 25 months from the closing of the Company’s initial public offering, (c) the termination of the business combination agreement in accordance with its terms, or (d) the voluntarily dissolution and liquidation of the Company as determined by the Board. In the event that the business combination agreement is terminated, the Sponsor intends to enter into a replacement promissory note in connection with the aforementioned obligations. In connection with the Extension Amendment Proposal, the Company was required to permit public stockholders to redeem their shares of the Company’s Class A Common Stock. Of the 23,001,250 shares of the company’s Class A common stock outstanding, the holders of 15,872,896 shares of the Company’s Class A common stock elected to redeem their shares at a per share redemption price of approximately $10.44. Following the redemptions, as of June 30, 2023, the Company had 7,128,354 shares of the Company’s Class A Common Stock outstanding and $75,213,164 remained in the Trust Account (i.e. approximately $10.55 per share of the Company’s Class A Common Stock).

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The holders of the Founder Shares and Sponsor Shares (the “Initial Stockholders”) will not be entitled to (i) redemption rights with respect to any Founder Shares, Sponsor Shares or Public Shares held by them in connection with the completion of a Business Combination, (ii) redemption rights with respect to any Founder Shares, Sponsor Shares or Public Shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) (a) in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within 25 months from the closing of the Initial Public Offering or (b) with respect to any other provision relating to the rights of holders of the Class A common stock or pre-initial business combination activity or (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete a Business Combination within 25 months from the closing of the Initial Public Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares and any Sponsor Shares (Class A common stock and Class A Units only) they hold if the Company fails to complete a Business Combination within such time period.

The Company will have until 25 months from the closing of the Initial Public Offering (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to pay taxes of the Company or Opco (less an amount required to satisfy taxes of the Company and Opco and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares and Class A Units of Opco (other than those held by the Company), which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire without value to the holder thereof if the Company fails to complete a Business Combination within the Combination Period.

The underwriter has agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. On May 18, 2023, Citi, the underwriter for the Initial Public Offering, delivered a letter to the Company, wherein Citi expressly waived all deferred underwriting discounts and commissions owed to them upon, and subject only to, consummation of the Transactions, of $8,050,000, pursuant to the underwriting agreement entered into in connection with the initial public offering. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any.

Suntuity Business Combination Agreement

On May 18, 2023, the Company, a Delaware corporation (“Acquiror” or “SPAC”), Suntuity Inc., a Delaware corporation and wholly owned subsidiary of Acquiror (“New PubCo”), Beard Merger Sub I Corp., a Delaware corporation and wholly owned subsidiary of New PubCo (“Merger Sub I”), Beard Merger Sub II LLC, a Delaware limited liability company and wholly owned subsidiary of New PubCo (“Merger Sub II” and together with Acquiror, New PubCo and Merger Sub I, the “Acquiror Group”), Suntuity Renewables LLC, a New Jersey limited liability company (“Suntuity), and solely for the purpose of Section 7.17 and Article X thereof, each of the Sponsor and Gregory A. Beard, an individual residing in New York (“Beard”), entered into a business combination agreement (the “Business Combination Agreement”).

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pursuant to the Business Combination Agreement, the Company and Suntuity will become wholly-owned subsidiaries of New PubCo through a series of mergers. The Agreement specifically provides:

●	Each of New PubCo and the Merger Subs are newly formed entities that were formed for the sole purpose of entering into and consummating the transactions set forth in the Business Combination Agreement. New PubCo is a wholly-owned direct subsidiary of Beard and each Merger Sub is a wholly-owned direct subsidiary of New PubCo.

●	On the Closing Date, each of the following transactions will occur in the following order: (i) Merger Sub I will merge with and into SPAC (the “First Merger”), with SPAC surviving the First Merger as a wholly-owned subsidiary of New PubCo (the “First Surviving Company”); (ii) pursuant to a contribution agreement (a) Beard will contribute to New PubCo all of the Class A units (“Class A Units”) of Beard Energy Transition Acquisition Holdings LLC (“OpCo”) held by him in exchange for an equal number of shares of New PubCo Class A Common Stock, (b) Sponsor will contribute to New PubCo all of the Class B units of OpCo (“Class B Units”) held by it (after giving effect to any forfeitures pursuant to the Sponsor Agreement) in exchange for an equal number of shares of New PubCo Class A Common Stock and (c) all outstanding shares of New PubCo Class V Common Stock issued in the First Merger shall be cancelled for no consideration; and (iii) Merger Sub II will merge with and into Suntuity (the “Suntuity Merger”, and together with the First Merger, the “Mergers”), with Suntuity surviving the Suntuity Merger as a wholly-owned subsidiary of New PubCo (together with the First Surviving Company, the “Surviving Companies”). Following the transactions, the Surviving Companies will be wholly-owned subsidiaries of New PubCo.

Each Merger will become effective when a certificate of merger is filed with the Secretary of State of Delaware or the Secretary of State of New Jersey, as the case may be. The date and time at which the Mergers become effective is defined as the “Effective Time”.

At the First Merger Effective Time: each share of SPAC Class A Common Stock and SPAC Class V Common Stock issued and outstanding immediately prior to the First Merger Effective Time shall be cancelled and exchanged for one share of New PubCo Class A Common Stock and one share of New PubCo Class V Common Stock, respectively; each issued and outstanding Public Warrant (as defined in Note 5) and Private Placement Warrant (as defined in Note 1) to purchase shares of Class A Common Stock of the Company that is outstanding immediately prior to the First Merger Effective Time, will be cancelled and exchanged for a New PubCo Warrant (the “New PubCo Warrants”); each outstanding SPAC Unit will automatically be cancelled and exchanged for one unit of New PubCo (“New PubCo Unit”), whereby each New PubCo Unit will be comprised of one share of New PubCo Class A Common Stock and one-half of one New PubCo Warrant; and; the Sponsor will forfeit up to 3,527,485 shares of New PubCo Common Stock, and forfeit up to an aggregate of up to 12,224,335 private placement warrants and transfer 50% of any warrants not forfeited to the equityholders of Suntuity.

At the Suntuity Merger Effective Time, (a) each unit representing limited liability company membership interests of Suntuity (“Suntuity Interest”) issued and outstanding immediately prior to the Suntuity Merger Effective Time will be cancelled and exchanged for (i) a number of shares of New PubCo Class A Common Stock equal to (x) the Suntuity Consideration Shares (as defined below) divided by (y) the sum of the total number of Suntuity Interests, including Suntuity Interests subject to awards representing the contingent right to receive a percentage of the Suntuity Interests (the “Suntuity Restricted Unit Awards”), issued and outstanding immediately prior to the Suntuity Merger Effective Time and (ii) a number of New PubCo Warrants pursuant to the Sponsor Agreement in accordance with the terms of the Sponsor Agreement referred to below and (b) each warrant to purchase Suntuity Interests (“Suntuity Warrant”), to the extent then outstanding and unexercised, will automatically without any action on the part of the holder thereof, be cancelled and exchanged for a number of shares of New PubCo Class A Common Stock equal to the number of Suntuity Interests subject to such Suntuity Warrant immediately prior to the Suntuity Merger Effective Time.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Each Suntuity Restricted Unit Award that is outstanding as of immediately prior to the Suntuity Merger Effective Time, shall, effective as of the Suntuity Merger Effective Time, cease to represent a Suntuity Restricted Unit Award and thereafter constitute an award, on the same terms and conditions, with respect to the number of shares of New PubCo Class A Common Stock equal to (x) the Suntuity Consideration Shares divided by (y) the sum of the total number of Suntuity Interests, including Suntuity Interests subject to Suntuity Restricted Unit Awards, issued and outstanding immediately prior to the Suntuity Merger Effective Time.

The aggregate consideration to be paid to the equityholders of Suntuity in the Mergers will consist of 19,000,000 newly issued shares of New PubCo Class A Common Stock (the “Suntuity Consideration Shares”).

Certain Suntuity Related Agreements

Lock-up Agreement

In connection with the entry into the Business Combination Agreement, Acquiror, New PubCo and the current members of Suntuity and certain of their affiliates (the “Lock-Up Parties”) entered into a Lock-Up Agreement (each, a “Lock-Up Agreement” and collectively, the “Lock-Up Agreements”), pursuant to which, among other things, the Lock-Up Parties agreed not to transfer their New PubCo Class A Common Stock received in connection with the Transactions until the earlier of (i) one year after the Closing, and (ii) subsequent to the Closing, if (A) the last reported sale price of the New PubCo Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the consummation of the Closing or (B) New PubCo consummates a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of New PubCo’s stockholders having the right to exchange their shares of New PubCo Class A Common Stock for cash, securities or other property.

Support Agreement

In connection with the entry into the Business Combination Agreement, Acquiror and the holder of a majority of the Suntuity Interests that is sufficient to approve and adopt the Business Combination Agreement and the Transactions (the “Requisite Suntuity Member”), entered into a support agreement (the “Support Agreement”), pursuant to which, among other things, the Requisite Suntuity Member agreed to execute and deliver a written consent approving the Business Combination Agreement and the Transactions (the “Written Consent”) within two business days after the effectiveness of the Registration Statement and to vote in favor of the approval and adoption of the Business Combination Agreement and the Transactions.

Sponsor Agreement

In connection with the entry into the Business Combination Agreement, Acquiror, Sponsor, OpCo, Beard, Suntuity and New PubCo entered into a Sponsor Agreement (the “Sponsor Agreement”), pursuant to which, among other things, the Sponsor agreed to (a) engage in certain transactions, including forfeitures, with respect to the OpCo Class B Units and Acquiror Class V Common Stock held by Sponsor or its permitted transferee immediately before the First Merger Effective Time as further described in the Sponsor Agreement, and (b) engage in certain transactions, including forfeitures, with respect to the Acquiror Warrants held by Sponsor or its permitted transferee immediately before the First Merger Effective Time as further described in the Sponsor Agreement, and the Sponsor and Beard agreed to (x) vote to adopt and approve the Business Combination Agreement and the Transactions, and (y) waive certain anti-dilution adjustments.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Promissory Note

On May 26, 2023, Suntuity Renewables LLC (“Suntuity”) agreed to loan the Company up to $1,120,000 in connection with the extension payments (“Suntuity Promissory Note”) . This loan is non-interest bearing. Beginning on June 30, 2023, and thereafter on the thirtieth day of each month (or if such thirtieth day is not a business day, on the business day immediately preceding such thirtieth day, and except in the case of December 2023, when payment shall be made on the twenty-ninth of the month) until the earliest to occur of: (i) the consummation of the Business Combination; the (ii) date on which the Business Combination Agreement dated May 18, 2023 (the “BCA”) between and among Suntuity and SPAC and the other parties thereto is terminated pursuant to its terms, (iii) December 29, 2023; and (iv) if the Business Combination is not consummated, the date of the liquidation of SPAC’s Trust Account, as determined in the sole discretion of SPAC’s board of directors, Suntuity shall advance directly to the Trust Account $160,000. As of June 30, 2023, the outstanding balance under the Promissory Note amounted to an aggregate of $160,000.

Suntuity Reimbursement Agreement

In connection with the Business Combination Agreement dated May 18, 2023, Suntuity agreed to reimburse all expenses incurred by Beard in connection with the BCA, whether or not the business combination is consummated; New PubCo shall pay or cause to be paid any expenses of the Company or the Sponsor incurred in connection with the BCA; including, for the avoidance of doubt, (a) any Deferred IPO Fees, and (b) any fees, costs and expenses of counsel, accountants or other advisors or service providers. As of June 30, 2023, the Company has $2,729,528 receivable under the Suntuity Reimbursement Agreement.

Liquidity, Capital Resources, and Going Concern

As of June 30, 2023, the Company had a working capital deficit of $29,510, including $366,798 in its operating bank account. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2023, will not be sufficient to allow the Company to operate until December 29, 2023, the date at which the Company must complete a Business Combination. While the Company expects to have sufficient access to additional sources of capital under Working Capital Loans (as defined in Note 4), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a Business Combination is not consummated by December 29, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed consolidated financial statements are issued.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Financial Statement Presentation

The accompanying condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 13, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

The condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of June 30, 2023 and December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents and presented as cash. The Company did not have any cash equivalents as of June 30, 2023 or December 31, 2022.

Investments Held in Trust Account

As of June 30, 2023 and December 31, 2022, the assets held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Such securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Interest and dividend income resulting from these securities is included in income from investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist of legal and other expenses incurred through the consolidated balance sheet date that are directly related to the Initial Public Offering. Offering costs are charged against the carrying value of Class A common stock or stockholders’ deficit based on the relative value of the shares of Class A common stock and the Warrants, as described below, to the proceeds received from the Units sold upon the completion of the Initial Public Offering. The Company incurred offering costs amounting to $13,308,754, consisting of $4,600,000 of cash underwriting fees, $8,050,000 of deferred underwriting fees and $658,754 of other offering costs in connection with the Initial Public Offering. As such, the Company recorded $12,512,144 of offering costs as a reduction of temporary equity and $796,610 of offering costs as a reduction of permanent equity.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 23,725,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. In order to determine the net income (loss) attributable to both the Class A common stock and Class V common stock, the Company first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the holders of the Class A common stock. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A and Class V common stock for the three and six months ended June 30, 2023, and for the three and six months ended June 30, 2022 reflective of the respective participation rights. The following tables reflect the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$1,729,820	$(65,685)	$2,997,351	$(469,547)
Accretion of Class A common stock to redemption amount	(475,515)	(307,345)	(2,996,182)	(322,489)
Net income (loss) including accretion of temporary equity to redemption value	$1,254,305	$(373,030)	$1,169	$(792,036)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class V	Class A	Class V	Class A	Class V	Class A	Class V
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss) including accretion of temporary equity to redemption value	$933,307	$320,997	$(298,414)	$(74,616)	$906	$262	$(633,608)	$(158,428)
Accretion of Class A common stock to redemption amount	475,515	—	307,345	—	2,996,182	—	322,489	—
Net income (loss)	$1,408,822	$320,997	$8,931	$(74,616)	$2,997,088	$262	$(311,119)	$(158,428)
Denominator:
Weighted Average Shares	16,721,862	5,751,250	23,001,250	5,751,250	19,844,210	5,751,250	23,001,250	5,751,250
Basic and diluted income (loss) per share of common stock	$0.08	$0.06	$0.00	$(0.01)	$0.15	$0.00	$(0.01)	$(0.03)

As of June 30, 2023 and June 30, 2022, no Founder Shares remain subject to forfeiture, as such the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and share in earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in accumulated deficit. On November 29, 2021, the Company recorded an adjustment to present the redeemable Class A common stock at redemption value of $30,362,644, of which $24,665,315 was recorded against additional paid-in capital and $5,697,329 was recorded in accumulated deficit. On December 31, 2022, the Company recorded a subsequent adjustment of $3,320,717 to present redeemable Class A common stock at redemption value, which was recorded in accumulated deficit. On June 30, 2023, the Company recorded a subsequent adjustment of $2,996,182 to present redeemable Class A common stock at redemption value, which was recorded in accumulated deficit.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

See Note 8 for additional information on income taxes for the periods presented.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on November 23, 2021. On November 29, 2021, the Company consummated the Initial Public Offering of 23,000,000 Units, including 3,000,000 Units issued pursuant to the exercise of the underwriter’s over-allotment option in full, generating gross proceeds of $230,000,000. Each Unit consisted of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 5).

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

The Initial Stockholders have agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter. The forfeiture would have been adjusted to the extent that the over-allotment option was not exercised in full by the underwriter so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Sponsor Shares). Pursuant to the exercise of the underwriter’s over-allotment option in full, the 750,000 Founder Shares are no longer subject to forfeiture.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 12,225,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, including 1,200,000 Private Placement Warrants issued pursuant to the exercise of the underwriter’s over-allotment option in full, generating gross proceeds of $12,225,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to reimburse an affiliate of the Sponsor a total of up to $25,000 per month for administrative support as may be reasonably required by the Company. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. The Company incurred $50,001 and $100,002 in expenses under this agreement during the three and six months ended June 30, 2023. The Company paid $50,001 and $100,002 in expenses under this agreement during the three and six months ended June 30, 2023.The Company incurred $50,001 and $100,002 in expenses under this agreement during the three and six months ended June 30, 2022, respectively. The Company paid $33,334 and $83,335 under this agreement during the three and six months ended June 30, 2022, respectively.

Advance from Related Party

The Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf. For the three and six months ended June 30, 2023, payments of $2,342 and $3,750 were paid by certain affiliate employees for operational expenses on behalf of the Company, and $3,747 and $4,100 was repaid back to the certain affiliate employees, respectively.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, there was no balance outstanding under the Working Capital Loans.

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

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants for cash:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

The exercise price and number of the ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including consolidation, combination, reverse share split, reclassification or similar event. If (x) the Company issues additional Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuance represents more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, (i) the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and, with respect to the Public Warrants only, (ii) the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

NOTE 6. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 7,128,354 and 23,001,250 shares of Class A common stock issued and outstanding, respectively, all of which were subject to possible redemption and were classified at their redemption value outside of stockholders’ deficit on the balance sheet.

Class V common stock — The Company is authorized to issue 20,000,000 shares of Class V common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 5,751,250 shares of Class V common stock issued and outstanding. On February 10, 2021, the Sponsor acquired 7,187,500 shares of the Company’s Class V common stock for no consideration. In October 2021, the Sponsor surrendered to the Company for no consideration 1,437,500 shares of Class V common stock, resulting in an aggregate of 5,751,250 shares of Class V common stock issued and outstanding. Of the 5,751,250 shares of Class V common stock outstanding, up to 750,000 shares were subject to forfeiture to the Company by the Sponsor, or its permitted transferees, for no consideration to the extent that the underwriter’s over-allotment option was not exercised, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. Pursuant to the exercise of the underwriter’s over-allotment option in full, the 750,000 shares of Class V common stock are no longer subject to forfeiture.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration and Stockholder Rights Agreement

The holders of the Founder Shares, Sponsor shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of the Company’s Class A common stock issuable upon the exercise of the Private Placement Warrants or exchange of the Founder Shares issued upon exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon exchange of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after the Founder Shares become exchangeable for the shares of Class A common stock). The holders of these securities, having at least $25 million in the aggregate, are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter purchased 3,000,000 Units to cover over-allotments at the Initial Public Offering price, less the underwriting commissions.

The underwriter was paid a cash underwriting discount of two percent (2%) of the gross proceeds of the Public Offering, or $4,600,000. Additionally, the underwriter will be entitled to a deferred underwriting commission of 3.5%, or $8,050,000, of the gross proceeds of the Public Offering held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. On May 18, 2023, Citi, the underwriter for the Initial Public Offering, delivered a letter to the Company, wherein Citi expressly waived all deferred underwriting discounts and commissions owed to them upon, and subject only to, consummation of the Transactions, of $8,050,000, pursuant to the underwriting agreement entered into in connection with the initial public offering.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. INCOME TAX

The Company’s effective tax rate for the three and six months ended June 30, 2023 was 20.3% and 24.3%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2022 was (17.2)% and (2.1)%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2023. The Company believes that, at this time, the use of the discrete method for the three and six months ended June 30, 2023 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$75,213,164	$75,213,164	$—	$—

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$237,947,675	$237,947,675	$—	$—

The assets held in the Trust Account as of June 30, 2023 and December 31, 2022 are comprised solely of U.S. government securities or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as follows:

On July 28, 2023 the Company had an additional draw on the Suntuity Promissory Note for $160,000 for direct payment to the Trust Account. The outstanding balance under the Promissory Note of as of the date of this filing amounted to an aggregate of $320,000.

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

The issuance of additional shares of Class A common stock, Class A Units and Class B Units of Beard Energy Transition Acquisition Holdings LLC (“Opco”) (and corresponding shares of our Class V common stock) or shares of preferred stock:

●	may significantly dilute the equity interest of investors in our initial public offering (our “Public Offering”), which dilution would increase if the anti-dilution provisions in the Class B Units of Opco initially acquired by our Sponsor (as defined below) prior to our Public Offering (or the Class A Units of Opco into which such Class B Units will convert) and a corresponding number of shares of our Class V common stock (“founder shares”) resulted in an increase in the number of Class A Units of Opco into which the Class B Units of Opco will convert;

●	may subordinate the rights of holders of our Class A common stock and Class V common stock (“common stock”) if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Class A common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

As of June 30, 2023 and December 31, 2022, we held cash of $366,798 and $1,076,578, respectively, current liabilities of $3,470,163 and $1,434,679, respectively, and deferred underwriting compensation of $8,050,000. Further, we expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete an initial business combination will be successful.

Recent Developments

Business Combination

On May 18, 2023, we (as the “Acquiror”) entered into a business combination agreement (the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”) with Suntuity Inc., a Delaware corporation and wholly owned subsidiary of Acquiror (“New PubCo”), Beard Merger Sub I Corp., a Delaware corporation and wholly owned subsidiary of New PubCo (“Merger Sub I”), Beard Merger Sub II LLC, a Delaware limited liability company and wholly owned subsidiary of New PubCo (“Merger Sub II”), Suntuity Renewables LLC, a New Jersey limited liability company (“Suntuity”), and solely for the purpose of Section 7.17 and Article X thereof, each of Beard Energy Transition Acquisition Sponsor LLC, a Delaware limited liability company (“Sponsor” or the “Sponsor”) and Gregory A. Beard pursuant to which, among other things:

(a) Merger Sub I will merge with and into the Acquiror (the “First Merger”), with the Acquiror surviving the First Merger as a wholly-owned subsidiary of New PubCo, and as a result of which (i) each share of our Class A common stock will be exchanged for one share of Class A common stock of New PubCo (“New PubCo Class A Common Stock”), (ii) each share of our Class V common stock will be cancelled and exchanged for one share of Class V common stock of New PubCo, (iii) each warrant to purchase one share of our Class A common stock will be cancelled and exchanged for one warrant to purchase one share of New PubCo Class A Common Stock (“New PubCo Warrant”), and (iv) each unit of Acquiror, comprised of one share of our Class A common stock and one-half of one warrant will be exchanged for one unit of New PubCo, comprised of one share of New PubCo Class A Common Stock and one-half of one New PubCo Warrant;

(b) in accordance with a certain Opco Unit Contribution Agreement to be entered into by and among New PubCo, Sponsor and Gregory A. Beard, (i) Gregory A. Beard will contribute to New PubCo all of the Class A units of Opco held by him in exchange for an equal number of shares of New PubCo Class A Common Stock, (ii) Sponsor will contribute to New PubCo all of the Class B units of Opco (“Opco Class B Units”) held by it (after giving effect to the forfeiture of a certain number of Class B Units of Opco pursuant to the Sponsor Agreement (as defined below)) in exchange for an equal number of shares of New PubCo Class A Common Stock and (iii) all outstanding shares of Class V common stock of New PubCo, par value $0.0001 par value per share issued in the First Merger will be cancelled for no consideration; and

(c) Merger Sub II will merge with and into Suntuity (the “Suntuity Merger”), with Suntuity surviving the Suntuity Merger as a wholly-owned subsidiary of New PubCo and as a result of which (a) the outstanding limited liability company interests in Suntuity (“Suntuity Interests”) (including Suntuity Interests subject to awards) will be exchanged for an aggregate of (1) 19,000,000 shares of New PubCo Class A Common Stock and (2) a number of New PubCo Warrants equal to the number of Acquiror’s private placement warrants held by Sponsor after giving effect to certain forfeitures contemplated by the Sponsor Agreement and (b) each warrant to purchase Suntuity Interests will be exchanged for a number of shares of New PubCo Class A Common Stock equal to 4.5% of the number of fully diluted shares of New PubCo Class A Common Stock to be outstanding after the Business Combination (giving effect to the forfeitures contemplated by the Sponsor Agreement and excluding shares issued pursuant to certain financings, shares of New PubCo Class A Common Stock underlying New PubCo Warrants and shares of New PubCo Class A Common Stock held by former public stockholders of Acquiror that do not exercise their redemption rights).

No assurances can be made, however, that the Business Combination will be consummated (see Note 1 in the accompanying condensed consolidated financial statements for additional information).

Support Agreement

In connection with the entry into the Business Combination Agreement, the Acquiror and TJFT STY Holdings, LLC (“TJFT”), entered into a support agreement, pursuant to which, among other things, TJFT agreed to execute and deliver a written consent approving the Business Combination Agreement and the transactions contemplated thereby (the “Transactions”) within two business days after the effectiveness of the registration statement on Form S-4, and to vote in favor of the approval and adoption of the Business Combination Agreement and the Transactions.

Sponsor Agreement

In connection with the entry into the Business Combination Agreement, the Acquiror, Sponsor, OpCo, Mr. Beard, Suntuity and New PubCo entered into a Sponsor Agreement (the “Sponsor Agreement”), pursuant to which, among other things, the Sponsor agreed to (a) engage in certain transactions, including forfeitures, with respect to the OpCo Class B Units and Acquiror Class V Common Stock held by Sponsor or its permitted transferee immediately before the First Merger Effective Time (as defined therein) as further described in the Sponsor Agreement, and (b) engage in certain transactions, including forfeitures, with respect to the Acquiror Warrants (as defined therein) held by Sponsor or its permitted transferee immediately before the First Merger Effective Time as further described in the Sponsor Agreement, and the Sponsor and Mr. Beard agreed to (x) vote to adopt and approve the Business Combination Agreement and the Transactions, and (y) waive certain anti-dilution adjustments.

Lock-up Agreements

In connection with the entry into the Business Combination Agreement, Acquiror, New PubCo and the current members of Suntuity and certain of their affiliates (the “Lock-Up Parties”) entered into a Lock-Up Agreement (each, a “Lock-Up Agreement” and collectively, the “Lock-Up Agreements”), pursuant to which, among other things, the Lock-Up Parties agreed not to transfer their New PubCo Class A Common Stock received in connection with the Transactions until the earlier of (i) one year after the closing, and (ii) subsequent to the closing, if (A) the last reported sale price of the New PubCo Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the consummation of the closing or (B) New PubCo consummates a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of New PubCo’s stockholders having the right to exchange their shares of New PubCo Class A Common Stock for cash, securities or other property.

Suntuity Reimbursement Agreement

In connection with the Business Combination Agreement, Suntuity agreed to reimburse all expenses incurred in connection with the Business Combination Agreement, whether or not the Business Combination is consummated; provided that, if the Business Combination Agreement is consummated, New PubCo shall pay or cause to be paid (i) the unpaid expenses of the Company incurred in connection with the Business Combination Agreement and (ii) any expenses of the Company or the Sponsor incurred in connection with the Business Combination Agreement, including, for the avoidance of doubt, (a) any Deferred IPO Fees (as defined in the Business Combination Agreement), and (b) any fees, costs and expenses of counsel, accountants or other advisors or service providers.

Amended and Restated Registration Rights Agreement

Concurrently with the closing of the Business Combination Agreement, we will amend and restate our registration rights agreement, dated November 23, 2021, pursuant to which New PubCo will agree that, within twenty (20) business days after the closing, New PubCo will file with the SEC (at New PubCo’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to certain existing holders of our securities and Suntuity (the “Resale Registration Statement”), and New PubCo will use its reasonable best efforts to have the Resale Registration Statement declared effective within sixty (60) business days after the closing. In certain circumstances, the holders can demand New PubCo’s assistance with underwritten offerings and block trades. The holders will be entitled to customary piggyback registration rights.

Citi Fee Waiver

On May 18, 2023, Citigroup Global Markets Inc. (“Citi”), the underwriter for Acquiror’s Public Offering, delivered a letter to us (the “Fee Waiver Letter”), wherein Citi expressly waived all deferred underwriting discounts and commissions owed to them upon, and subject only to, consummation of the Transactions, of $8,050,000, pursuant to the underwriting agreement entered into in connection with the initial public offering.

Extension Amendment Proposal

On May 25, 2023, we held a special meeting of stockholders to vote on, among other things, a proposal to amend and restate the Company’s Amended and Restated Certificate of Incorporation to (i) extend the date by which we must consummate a business combination (the “Extension”) from 18 months (or 21 months if we chose to exercise our option to extend the period of time to consummate a business combination by an additional three months if Sponsor, or its affiliates or designees, deposited $2,300,250 into the Trust Account) to 25 months from the closing of our Public Offering (with no extension option) (the “Extension Amendment Proposal”) and (ii) amend and restate the Investment Management Trust Agreement, dated November 23, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, to (a) reflect the Extension and (b) make certain other non-substantive changes to the Trust Agreement. All of the proposals presented at the special meeting of stockholders were approved by our stockholders. As a result of the Extension, the date by which the Company must consummate its business combination is now December 29, 2023.

Further, stockholders holding 15,872,896 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $165.7 million (or approximately $10.44 per share) was removed from the Trust Account to pay such holders. Following such redemptions, the Company has 7,128,354 shares of Class A common stock issued and outstanding and $75,213,164 remained in the Trust Account (i.e. approximately $10.55 per share of the Company’s Class A common stock).

Suntuity Promissory Note

In connection with the Extension Amendment Proposal, Suntuity has agreed to assume Sponsor’s intended obligations to deposit into the Trust Account $160,000 on the thirtieth day of each month (or if such thirtieth day is not a business day, on the business day immediately preceding such thirtieth day, and except in the case of December 2023, when payment shall be made on the twenty-ninth day of the month) beginning on June 30, 2023, in exchange for a non-interest bearing, unsecured promissory note (the “Suntuity Promissory Note”) until the earlier of (a) the consummation of a business combination, (b) 25 months from the closing of our Public Offering, (c) the termination of the Business Combination Agreement in accordance with its terms, or (d) our voluntarily dissolution and liquidation as determined by our board of directors.

In the event that the Business Combination Agreement is terminated, Sponsor intends to enter into a replacement promissory note in connection with the aforementioned obligations. The gross proceeds from the issuance of the Suntuity Promissory Note will be added to the offering proceeds in the Trust Account and will be used to fund the redemption of the public shares and may increase the per share amount available for distribution to such redeeming stockholders. If we consummate a business combination, we will repay the amount loaned under the Suntuity Promissory Note out of the proceeds of the Trust Account released to it. If we do not consummate a business combination by the extended date, we will not repay the amount loaned under the Suntuity Promissory Note until 100% of the public shares have been redeemed and only in connection with the liquidation of the Company to the extent funds are available outside of the Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three and six months ended June 30, 2023 and the three and six months ended June 30, 2022 were organizational activities, and since the closing of our Public Offering, the search for a prospective initial business combination and entering into the Business Combination Agreement. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after our Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended June 30, 2023, we had net income of $1,729,914, $2,153,794 which resulted from interest income on investments held in the trust account and a gain from operations of $67,917, offset in part by income tax expense of $441,797 and franchise tax expense of $50,000.

For the three months ended June 30, 2022, we had net loss of $65,689, which resulted from operating and formation costs of $313,415, franchise tax expense of $50,000, and income tax expense of $9,619, offset in part by interest income on investments held in the trust account of $307,345.

For the six months ended June 30, 2023, we had net income of $2,997,514, $4,674,461 which resulted from interest income on investments held in the trust account, offset in part by operating and formation costs of $616,310, income tax expense of $960,637 and franchise tax expense of $100,000.

For the six months ended June 30, 2022, we had net loss of $469,573, which resulted from operating and formation costs of $682,443, franchise tax expense of $100,000, and income tax expense of $9,619, offset in part by interest income on investments held in the trust account of $322,489.

Liquidity, Capital Resources and Going Concern

On November 29, 2021, we consummated an initial public offering of 23,000,000 units, including 3,000,000 units issued pursuant to the exercise of the underwriter’s over-allotment option in full, generating gross proceeds to the Company of $230,000,000. Simultaneously with the consummation of our initial public offering, we completed the private sale of 12,225,000 warrants to our Sponsor at a purchase price of $1.00 per warrant (the “private placement warrants”), generating gross proceeds of $12,225,000. The proceeds from the sale of the private placement warrants were added to the net proceeds from the Public Offering held in a trust account (the “Trust Account”). If we do not complete an initial business combination 25 months from the closing of the Public Offering, the proceeds from the sale of the private placement warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private placement warrants will expire worthless.

For the six months ended June 30, 2023, net cash used in operating activities was $2,546,283, which was primarily due to operational costs, income taxes, and franchise taxes paid during the period.

For the six months ended June 30, 2022, net cash used in operating activities was $410,395, which was due to our net loss of $469,573 and interest and dividend income on investments held in the Trust Account of $322,489, offset in part by changes in working capital of $381,667.

For the six months ended June 30, 2023, net cash provided by investing activities was $167,408,972, which was due to cash withdrawn from Trust Account for payment to redeeming stockholders of $165,730,694 and $1,838,278 of cash withdrawn from Trust Account for tax payments offset in part by cash deposits into the Trust Account of $160,000.

There were no investing activities June 30, 2022.

For the six months ended June 30, 2023, net cash used in financing activities of $165,572,469 which was due to payments to redeeming stockholders of $165,730,694, advance to our Sponsor of $1,425, and repayment of the advance from an affiliate of our sponsor of $4,100, partially offset by cash deposits into the Trust Account of $160,000 and $3,750 in proceeds from an advance from an affiliate of our sponsor.

For the six months ended June 30, 2022, net cash provided by financing activities of $1,553 was comprised of proceeds from an advance from an affiliate of our sponsor of $1,762, offset in part by $209 in repayments of the advance from an affiliate of our sponsor.

As of June 30, 2023 and December 31, 2022, we had cash of $366,798 and $1,076,578 held outside the Trust Account, respectively. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2023, will not be sufficient to allow the Company to operate until December 29, 2023, the date at which the Company must complete a business combination. While the Company expects to have sufficient access to additional sources of capital under Working Capital Loans (as defined in Note 4), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a business combination is not consummated by December 29, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed consolidated financial statements are issued.

On May 18, 2023, we entered into the Business Combination Agreement. Management plans to address the going concern uncertainty through a business combination as discussed in “—Recent Developments—Business Combination” above. There is no assurance that the Company’s plans to consummate a business combination will be successful or successful within the Combination Period (as defined in Note 1 in the accompanying condensed consolidated financial statements). The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with the Extension Amendment Proposal, we entered into the Suntuity Promissory Note. See “—Recent Developments—Suntuity Promissory Note” above for additional information.

In connection with the Business Combination Agreement, Suntuity agreed to reimburse all expenses incurred in connection with the Business Combination Agreement, whether or not the Business Combination is consummated; provided that, if the Business Combination Agreement is consummated, New PubCo shall pay or cause to be paid (i) the unpaid expenses of the Company incurred in connection with the Business Combination Agreement and (ii) any expenses of the Company or the Sponsor incurred in connection with the Business Combination Agreement, including, for the avoidance of doubt, (a) any Deferred IPO Fees (as defined in the Business Combination Agreement), and (b) any fees, costs and expenses of counsel, accountants or other advisors or service providers.

Related Party Transactions

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to reimburse an affiliate of the Sponsor a total of up to $25,000 per month for administrative support as may be reasonably required by the Company. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. The Company incurred $50,001 and $100,002 in expenses under this agreement during the three and six months ended June 30, 2023. The Company paid $50,001 and $100,002 in expenses under this agreement during the three and six months ended June 30, 2023. The Company incurred $50,001 and $100,002 in expenses under this agreement during the three and six months ended June 30, 2022, respectively. The Company paid $33,334 and $83,335 under this agreement during the three and six months ended June 30, 2022, respectively.

Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf. For the three and six months ended June 30, 2023, payments of $2,342 and $3,750 were paid by certain affiliate employees for operational expenses on behalf of the Company, and $3,747 and $4,100 was repaid back to the certain affiliate employees, respectively.

Related Party Working Capital Loans

In order to finance transaction costs in connection with an intended business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, there was no balance outstanding under the Working Capital Loans.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023 and December 31, 2022.

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

Concurrently with the closing of the Transactions contemplated by the Business Combination Agreement, we will amend and restate this registration rights agreement. See “—Recent Developments—Business Combination” above for additional information.

Underwriting Agreement

Citi, the underwriter for Acquiror’s Public Offering, purchased 3,000,000 Units to cover over-allotments at the initial public offering price, less the underwriting commissions.

The underwriter was paid a cash underwriting discount of two percent (2%) of the gross proceeds of the initial public offering, or $4,600,000. Additionally, the underwriter would have been entitled to a deferred underwriting commission of 3.5%, or $8,050,000, of the gross proceeds of the initial public offering held in the Trust Account upon the completion of our initial business combination subject to the terms of the underwriting agreement. On May 18, 2023, Citi delivered the Fee Waiver Letter to us, wherein Citi expressly waived all deferred underwriting discounts and commissions owed to them upon, and subject only to, consummation of the Transactions, of $8,050,000, pursuant to the underwriting agreement entered into in connection with the Public Offering.

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

Net Income (Loss) Per Share of Common Stock

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 23,725,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. In order to determine the net income (loss) attributable to both the Class A common stock and Class V common stock, we first considered the total income (loss) allocable to both sets of shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the accretion to redemption value of the Class A common stock subject to possible redemption was considered to be dividends paid to the holders of the Class A common stock. Subsequent to calculating the total income (loss) allocable to both sets of shares, the Company split the amount to be allocated pro rata between Class A and Class V common stock for the three and six months ended June 30, 2023 and for the three and six months ended June 30, 2022, reflective of the respective participation rights.

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

As an “emerging growth company,” we are not required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the condensed consolidated financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

As of June 30, 2023, the Company had a working capital deficit of $29,510, including $366,798 in its operating bank account. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2023, will not be sufficient to allow the Company to operate until December 29, 2023, the date at which the Company must complete a business combination. While the Company expects to have sufficient access to additional sources of capital under the Working Capital Loans, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a business combination is not consummated by December 29, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements are issued.

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

There can be no assurance that the Extension will enable us to consummate a business combination.

On May 25, 2023, we held a special meeting of stockholders in which our stockholders voted on, among other things, the Extension Amendment Proposal. The Extension Amendment Proposal and all other proposals were approved. Even though the Extension was approved, we can provide no assurances that our initial Business Combination will be consummated prior to the extended date, whether under the current definitive agreement or otherwise. Our ability to consummate any Business Combination is dependent on a variety of factors, many of which are beyond our control.

With the Extension approved, the Company expects to seek stockholder approval of a business combination. Even if a business combination is approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate a business combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with the Extension and a business combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

Item 2. Recent Sales of Securities; Use of Proceeds from Registered Offerings

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

2.1#	Business Combination Agreement, dated as of May 18, 2023, by and among Beard Energy Transition Acquisition Corp, Suntuity Inc., Beard Merger Sub I Corp., Beard Merger Sub II LLC, Suntuity Renewables, LLC and, for limited purposes, Beard Energy Transition Acquisition Sponsor LLC and Gregory A. Beard (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-41098), filed with the Securities and Exchange Commission on May 19, 2023).

3.1

Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-254049), filed with the Securities and Exchange Commission on March 9, 2021).

3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-254049), filed with the Securities and Exchange Commission on March 9, 2021).

3.3	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41098) filed with the SEC on November 30, 2021).

3.4	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41098), filed with the Securities and Exchange Commission on May 30, 2023).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-254049), filed with the Securities and Exchange Commission on March 9, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-254049), filed with the Securities and Exchange Commission on October 22, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-254049), filed with the Securities and Exchange Commission on October 22, 2021).

4.3	Specimen Private Warrant Certificate (incorporated by reference to Exhibit 4.4 filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-254049), filed with the Securities and Exchange Commission on September October 22, 2021).

4.4	Specimen Public Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-254049), filed with the Securities and Exchange Commission on October 22, 2021).

4.5	Private Warrant Agreement, dated November 23, 2021, by and between Beard Energy Transition Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-41098) filed with the SEC on November 30, 2021).

4.6

Public Warrant Agreement, dated November 23, 2021, by and between Beard Energy Transition Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-41098) filed with the SEC on November 30, 2021).

10.1	Support Agreement, dated as of May 18, 2023, by and among Beard Energy Transition Acquisition Corp. and TJFT STY Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41098), filed with the Securities and Exchange Commission on May 19, 2023).

10.2	Sponsor Agreement, dated as of May 18, 2023, by and among Beard Energy Transition Acquisition Sponsor LLC, Beard Energy Transition Acquisition Corp., Beard Energy Transition Acquisition Holdings LLC, Suntuity Inc., Suntuity Renewables, LLC and Gregory A. Beard (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41098), filed with the Securities and Exchange Commission on May 19, 2023).

10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-41098), filed with the Securities and Exchange Commission on May 19, 2023).

10.4	Promissory Note, dated as of May 26, 2023, by and between Beard Energy Transition Acquisition Holdings LLC and Suntuity Renewables LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-41098), filed with the Securities and Exchange Commission on May 30, 2023).

10.5	Amended and Restated Investment Management Trust Agreement, dated May 26, 2023 by and between Beard Energy Transition Acquisition Corp., Beard Energy Transition Acquisition Holdings LLC and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-41098), filed with the Securities and Exchange Commission on May 30, 2023).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRLTaxonomy Extension Schema Document

101.CAL	Inline XBRLTaxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRLTaxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRLTaxonomy Extension Label Linkbase Document

101.PRE	Inline XBRLTaxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Certain information has been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of the omitted information will be furnished to the SEC upon request.

*	Filed herewith.

**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEARD ENERGY TRANSITION ACQUISITION CORP.

Date: August 7, 2023	By:	/s/ Sarah James
	Name:	Sarah James
	Title:	Chief Financial Officer and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)