Form 10-Q
period 2023-09-30
Beard Energy Transition Acquisition Corp.
filed 2023-11-13
CIK 1847351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, 7,128,354 shares of Class A common stock, par value $0.0001 per share, and 5,751,250 shares of Class V common stock, par value $0.0001 per share, were issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$316,543	$1,076,578
Prepaid expenses	77,591	327,260
Prepaid income tax	300,696	—
Business combination reimbursement receivable (Note 1)	3,737,820	—
Total current assets	4,432,650	1,403,838
Investments held in Trust Account	76,110,991	237,947,675
Total assets	$80,543,641	$239,351,513

Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$37,801	$3,350
Accrued expenses and other current liabilities	3,804,187	435,373
Accrued offering costs	175,000	175,000
Income tax payable	—	617,905
Franchise tax payable	67,600	201,626
Promissory Note for Trust Extension Payments	640,000	—
Due to Sponsor	—	1,425
Total current liabilities	4,724,588	1,434,679
Deferred underwriting fee payable	8,050,000	8,050,000
Total liabilities	12,774,588	9,484,679

Commitments and Contingencies (Note 7)
Redeemable Class A Common Stock, Class A common stock, $0.0001 par value, subject to possible redemption, 7,128,354 and 23,001,250 shares at redemption value at September 30, 2023 and December 31, 2022, respectively	76,110,991	237,947,676

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 7,128,354 and 23,001,250 shares at redemption value at September 30, 2023 and December 31, 2022, respectively)	—	—
Class V common stock, $0.0001 par value; 20,000,000 shares authorized; 5,751,250 issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(8,262,538)	(8,001,245)
Total Beard Energy Transition Acquisition Corp. deficit	(8,261,963)	(8,000,670)
Non-controlling interest in subsidiary	(79,975)	(80,172)
Total stockholders’ deficit	(8,341,938)	(8,080,842)
Total Liabilities, Redeemable Class A Common Stock and Stockholders’ Deficit	$80,543,641	$239,351,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating and formation costs	$96,826	$162,118	$713,136	$844,561
Franchise tax	50,000	50,000	150,000	150,000
Loss from operations	(146,826)	(212,118)	(863,136)	(994,561)
Interest and dividend income on investments held in Trust Account	976,867	1,038,232	5,651,328	1,360,721
Income before income taxes	830,041	826,114	4,788,192	366,160
Income tax expense	(194,642)	(207,529)	(1,155,279)	(217,148)
Net income	635,399	618,585	3,632,913	149,012
Net income attributable to non-controlling interest in subsidiary	34	34	197	8
Net income attributable to Beard Energy Transition Acquisition Corp.	$635,365	$618,551	$3,632,716	$149,004

Basic and diluted weighted average shares outstanding, Class A common stock	7,128,354	23,001,250	15,559,013	23,001,250
Basic and diluted net income (loss) per share, Class A common stock	$0.09	$0.03	$0.23	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	For the Nine Months Ended September 30, 2023
			Stockholders’ Deficit
	Redeemable Class A Common Stock		Class V Common Stock		Additional Paid-in	Accumulated	Non- controlling Interest in	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiary	Deficit
Balance – December 31, 2022	23,001,250	$237,947,676	5,751,250	$575	$—	$(8,001,245)	$(80,172)	$(8,080,842)
Subsequent accretion of Class A common stock subject to redemption as of March 31, 2023	—	2,520,667	—	—	—	(2,520,667)	—	(2,520,667)
Net income	—	—	—	—	—	1,267,531	69	1,267,600
Balance – March 31, 2023	23,001,250	$240,468,343	5,751,250	$575	$—	$(9,254,381)	$(80,103)	$(9,333,909)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of June 30, 2023	—	475,515	—	—	—	(475,515)	—	(475,515)
Redemption of Class A common stock	(15,872,896)	(165,730,694)	—	—	—	—	—	—
Net income	—	—	—	—	—	1,729,820	94	1,729,914
Balance – June 30, 2023	7,128,354	$75,213,164	5,751,250	$575	$—	$(8,000,076)	$(80,009)	$(8,079,510)
Subsequent accretion of Class A common stock subject to redemption to redemption amount as of September 30, 2023	—	897,827	—	—	—	(897,827)	—	(897,827)
Net income	—	—	—	—	—	635,365	34	635,399
Balance – September 30, 2023	7,128,354	$76,110,991	5,751,250	$575	$—	$(8,262,538)	$(79,975)	$(8,341,938)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	For the Nine Months Ended September 30, 2022
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

BEARD ENERGY TRANSITION ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$3,632,913	$149,012
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income on investments held in Trust Account	(5,651,328)	(1,360,721)
Changes in operating assets and liabilities:
Prepaid expenses	249,669	248,669
Accounts payable	34,451	(257)
Accrued expenses	3,368,814	224,176
Income tax payable	(617,905)	217,148
Franchise tax payable	(134,026)	(28,142)
Prepaid income tax	(300,696)	—
Business combination reimbursement receivable (Note 1)	(3,737,820)	—
Net cash used in operating activities	(3,155,928)	(550,115)

Cash Flows from Investing Activities:
Advances from Trust Account for payment to redeeming stockholders	165,730,694	—
Advances from Trust Account for tax payments	2,397,318	—
Payments to Trust Account	(640,000)	—
Net cash provided by investing activities	167,488,012	—

Cash Flows from Financing Activities:
Due to Sponsor	(1,425)	—
Advance from related party	—	1,966
Payment to redeeming stockholders	(165,730,694)	—
Proceeds from promissory note for trust extension payments	640,000	—
Repayment of advance from related party	—	(1,944)
Net cash (used in) provided by financing activities	(165,092,119)	22

Net Change in Cash	(760,035)	(550,093)
Cash - Beginning of period	1,076,578	1,732,774
Cash - End of period	$316,543	$1,182,681

Supplemental disclosures of non-cash investing and financing activities:
Subsequent accretion of Class A common stock subject to redemption as of September 30, 2023 and 2022, respectively	$3,894,009	$1,360,722

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

All activity for the three and nine months ended September 30, 2023 and for the three and nine months ended September 30, 2022 relates to the Company’s formation, and, since the closing of the initial public offering (“Initial Public Offering”), the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and a portion of the proceeds derived from the sale of Private Placement Warrants (as defined below) that were placed in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the issuances described above amounted to $13,308,754, consisting of $4,600,000 of cash underwriting fees, $8,050,000 of deferred underwriting fees and $658,754 of other offering costs. On May 18, 2023, the underwriters agreed to waive its their rights to its portion of the fee payable by the Company for deferred underwriting commissions of $8,050,000 upon, and subject only to, to consummation of the Business Combination with Suntuity Renewables LLC (“Suntuity”).

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

On May 25, 2023 the Company held a special meeting of stockholders (the “Special Meeting”) where the stockholders of the Company approved the Amended and Restated Investment Management Trust Agreement, by and between the Company and Continental Stock Transfer & Trust Company (the “A&R IMTA”). On May 26, 2023, the Company and Continental Stock Transfer & Trust Company entered into the A&R IMTA. The A&R Charter (i) extends the date by which the Company must complete a business combination (the “Initial Extension”) from 18 months (or 21 months if the Company chooses to exercise its option to extend the date by an additional three months) to 25 months from the closing of the Company’s initial public offering (with no Extension Option) or such earlier date as determined by the Company’s board of directors (the “Board”) and (ii) reflects certain other non-substantive changes to the Company’s charter. The Company must deposit into the Trust Account $160,000 on the thirtieth day of each month (or if such thirtieth day is not a business day, on the business day immediately preceding such thirtieth day, and except in the case of December 2023, when payment shall be made on the twenty-ninth day of the month) beginning on June 30, 2023. In connection with the Initial Extension Amendment Proposal, the Company was required to permit public stockholders to redeem their shares of the Company’s Class A Common Stock. Of the 23,001,250 shares of the company’s Class A common stock outstanding, the holders of 15,872,896 shares of the Company’s Class A common stock elected to redeem their shares at a per share redemption price of approximately $10.44. Following the redemptions, as of September 30, 2023, the Company had 7,128,354 shares of the Company’s Class A Common Stock outstanding and $76,110,991 remained in the Trust Account (i.e. approximately $10.68 per share of the Company’s Class A Common Stock).

The holders of the Founder Shares and Sponsor Shares (the “Initial Stockholders”) will not be entitled to (i) redemption rights with respect to any Founder Shares, Sponsor Shares or Public Shares held by them in connection with the completion of a Business Combination, (ii) redemption rights with respect to any Founder Shares, Sponsor Shares or Public Shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) (a) in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within 25 months from the closing of the Initial Public Offering or (b) with respect to any other provision relating to the rights of holders of the Class A common stock or pre-initial business combination activity or (iii) rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete a Business Combination within 26 months from the closing of the Initial Public Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares and any Sponsor Shares (Class A common stock and Class A Units only) they hold if the Company fails to complete a Business Combination within such time period.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The underwriter has agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. On May 18, 2023, the underwriters agreed to waive its their rights to its portion of the fee payable by the Company for deferred underwriting commissions of $8,050,000 upon, and subject only to, to consummation of the Business Combination with Suntuity. In the event of such redemption, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any.

Suntuity Business Combination Agreement

On May 18, 2023, the Company, a Delaware corporation (“Acquiror” or “SPAC”), Suntuity Inc., a Delaware corporation and wholly owned subsidiary of Acquiror (“New PubCo”), Beard Merger Sub I Corp., a Delaware corporation and wholly owned subsidiary of New PubCo (“Merger Sub I”), Beard Merger Sub II LLC, a Delaware limited liability company and wholly owned subsidiary of New PubCo (“Merger Sub II” and together with Acquiror, New PubCo and Merger Sub I, the “Acquiror Group”), Suntuity Renewables LLC, a New Jersey limited liability company (the “Company”), and Gregory A. Beard, an individual residing in New York (“Beard”), entered into a business combination agreement (the “Business Combination Agreement” and the transactions contemplated thereby, the “Business Combination”).

Pursuant to the Suntuity Business Combination Agreement, the Company and Suntuity will become wholly-owned subsidiaries of New PubCo through a series of mergers. The Agreement specifically provides:

●	Each of New PubCo and the Merger Subs are newly formed entities that were formed for the sole purpose of entering into and consummating the transactions set forth in the Business Combination Agreement. New PubCo is a wholly-owned direct subsidiary of Beard and each Merger Sub is a wholly-owned direct subsidiary of New PubCo.

●	On the Closing Date, each of the following transactions will occur in the following order: (i) Merger Sub I will merge with and into Beard (the “First Merger”), with Beard surviving the First Merger as a wholly-owned subsidiary of New PubCo (the “First Surviving Company”); (ii) pursuant to a contribution agreement (a) Beard will contribute to New PubCo all of the Class A units (“Class A Units”) of Beard Energy Transition Acquisition Holdings LLC (“OpCo”) held by him in exchange for an equal number of shares of New PubCo Class A Common Stock, (b) Sponsor will contribute to New PubCo all of the Class B units of OpCo held by it (after giving effect to any forfeitures pursuant to the Sponsor Agreement) in exchange for an equal number of shares of New PubCo Class A Common Stock and (c) all outstanding shares of New PubCo Class V Common Stock issued in the First Merger shall be cancelled for no consideration; and (iii) Merger Sub II will merge with and into the Company (the “Suntuity Merger”), with the Company surviving the Suntuity Merger as a wholly-owned subsidiary of New PubCo. Following the transactions, the Surviving Companies will be wholly-owned subsidiaries of New PubCo.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Each Merger will become effective when a certificate of merger is filed with the Secretary of State of Delaware or the Secretary of State of New Jersey, as the case may be. The date and time at which the Mergers become effective is defined as the “Effective Time”.

At the Effective Time: each share of Beard Class A Common Stock and Beard Class V Common Stock issued and outstanding immediately prior to the Effective Time being automatically converted into the right to receive one validly issued, fully paid and nonassessable share of New PubCo Class A Common Stock and New PubCo Class V Common Stock, respectively; each issued and outstanding Public Warrant (“Public Warrant” as defined in Note 3) and Private Placement Warrant (as defined in Note 1) to purchase shares of Class A Common Stock of the Company that is outstanding immediately prior to the Effective Time, will convert automatically into a New PubCo Warrant (the “New PubCo Warrants”); each outstanding Beard Unit will automatically be cancelled and exchanged for one New PubCo Unit, whereby each New PubCo Unit will be comprised of one share of New PubCo Class A Common Stock and one-half of one New PubCo Warrant; and; the Sponsor will forfeit up to 3,527,485 shares of New PubCo Common Stock, and forfeit up to an aggregate of up to 12,224,335 private placement warrants and transfer 50% of any warrants not forfeited to the equityholders of Suntuity.

At the Suntuity Merger Effective Time, the Suntuity Shares issued and outstanding immediately prior to the Suntuity Merger Effective Time will be cancelled and exchanged for (i) a number of shares of New PubCo Class A Common Stock equal to (x) the Suntuity Consideration Shares divided by (y) the sum of the total number of Company Interests, including Company Interests subject to Company Restricted Unit Awards, issued and outstanding immediately prior to the Suntuity Merger Effective Time and (ii) a number of New PubCo Warrants pursuant to the Sponsor Agreement.

Each Suntuity Restricted Unit Award that is outstanding as of immediately prior to the Suntuity Merger Effective Time, shall, effective as of the Suntuity Merger Effective Time, cease to represent a Company Restricted Unit Award and thereafter constitute an award, on the same terms and conditions, with respect to the number of shares of New PubCo Class A Common Stock equal to (x) the Suntuity Consideration Shares divided by (y) the sum of the total number of Company Interest, including Company Interests subject to Company Restricted Unit Awards, issued and outstanding immediately prior to the Suntuity Merger Effective Time.

The aggregate consideration to be paid to the equityholders of Suntuity in the Mergers (the “Merger Consideration”) will consist of 19,000,000 newly issued shares of New PubCo Class A Common Stock (the “Stock Consideration”).

Certain Suntuity Related Agreements

Lock-up Agreement

In connection with the entry into the Business Combination Agreement, Acquiror, New PubCo and the current members of the Company and certain of their affiliates (the “Lock-Up Parties”) entered into a Lock-Up Agreement (each, a “Lock-Up Agreement” and collectively, the “Lock-Up Agreements”), pursuant to which, among other things, the Lock-Up Parties agreed not to transfer their New PubCo Class A Common Stock received in connection with the Transactions until the earlier of (i) one year after the Closing, and (ii) subsequent to the Closing, if (A) the last reported sale price of the New PubCo Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the consummation of the Closing or (B) New PubCo consummates a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of New PubCo’s stockholders having the right to exchange their shares of New PubCo Class A Common Stock for cash, securities or other property.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Support Agreement

In connection with the entry into the Business Combination Agreement, Acquiror and the Suntuity Chief Executive Officer (the “Requisite Company Member”), entered into a support agreement (the “Company Support Agreement”), pursuant to which, among other things, the Requisite Company Member agreed to execute and deliver a written consent approving the Business Combination Agreement and the Transactions (the “Written Consent”) within two business days after the effectiveness of the Registration Statement and to vote in favor of the approval and adoption of the Business Combination Agreement and the Transactions and the transactions contemplated thereby (the “Business Combination”).

Sponsor Agreement

In connection with the entry into the Business Combination Agreement, Acquiror, Sponsor, OpCo, Beard, the Company and New PubCo entered into a Sponsor Agreement (the “Sponsor Agreement”), pursuant to which, among other things, the Sponsor agreed to (a) engage in certain transactions, including forfeitures, with respect to the OpCo Class B Units and Acquiror Class V Common Stock held by Sponsor or its permitted transferee immediately before the First Merger Effective Time as further described in the Sponsor Agreement, and (b) engage in certain transactions, including forfeitures, with respect to the Acquiror Warrants held by Sponsor or its permitted transferee immediately before the First Merger Effective Time as further described in the Sponsor Agreement, and the Sponsor and Beard agreed to (x) vote to adopt and approve the Business Combination Agreement and the Transactions, and (y) waive certain anti-dilution adjustments.

Promissory Note

On May 26, 2023, Suntuity Renewables LLC (“Suntuity”) agreed to loan the Company up to $1,120,000 in connection with the extension payments (“Suntuity Promissory Note”) . This loan is non-interest bearing. Beginning on June 30, 2023, and thereafter on the thirtieth day of each month (or if such thirtieth day is not a business day, on the business day immediately preceding such thirtieth day, and except in the case of December 2023, when payment shall be made on the twenty-ninth of the month) until the earliest to occur of: (i) the consummation of the Business Combination; the (ii) date on which the Business Combination Agreement dated May 18, 2023 (the “BCA”) between and among Suntuity and SPAC and the other parties thereto is terminated pursuant to its terms, (iii) December 29, 2023; and (iv) if the Business Combination is not consummated, the date of the liquidation of SPAC’s Trust Account, as determined in the sole discretion of SPAC’s board of directors, Suntuity shall advance directly to the Trust Account $160,000. The outstanding balance under the Promissory Note of as of the date of this filing amounted to an aggregate of $800,000. As of September 30, 2023, the outstanding balance under the Promissory Note amounted to an aggregate of $640,000.

Suntuity Reimbursement Agreement

In connection with the Business Combination Agreement dated May 18, 2023, Suntuity agreed to reimburse all expenses incurred by Beard in connection with the BCA, whether or not the business combination is consummated; New PubCo shall pay or cause to be paid any expenses of the Company or the Sponsor incurred in connection with the BCA; including, for the avoidance of doubt, (a) any Deferred IPO Fees, and (b) any fees, costs and expenses of counsel, accountants or other advisors or service providers. As of September 30, 2023, the Company has $3,737,820 receivable under the Suntuity Reimbursement Agreement.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Liquidity, Capital Resources, and Going Concern

As of September 30, 2023, the Company had a working capital deficit of $291,938, including $316,543 in its operating bank account. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of September 30, 2023, will not be sufficient to allow the Company to operate until December 29, 2023, the date at which the Company must complete a Business Combination. While the Company expects to have sufficient access to additional sources of capital under Working Capital Loans (as defined in Note 4), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a Business Combination is not consummated by December 29, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed consolidated financial statements are issued.

Management plans to address this uncertainty through a Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On August 16, 2023, the Company received notice from the New York Stock Exchange (the “NYSE”) indicating that the Company was deficient in meeting the requirements of Section 303A.07(c) of the NYSE Listed Company Manual because the Company has not established and maintained an internal audit function within the one year period from the Company’s listing on the NYSE. The notice from the NYSE stated that, unless the Company cured the deficiency by August 22, 2023, the Company would be deemed noncompliant. The Company failed to cure the deficiency by August 22, 2023 and was therefore deemed noncompliant by the NYSE. As of the filing date of the financial statements, the Company has not been delisted. A delisting may adversely affect the Company’s ability to raise funds in the capital markets.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Financial Statement Presentation

The accompanying condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 13, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

The condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary after elimination of all intercompany transactions and balances as of September 30, 2023 and December 31, 2022.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents and presented as cash. The Company did not have any cash equivalents as of September 30, 2023 or December 31, 2022.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Investments Held in Trust Account

As of September 30, 2023 and December 31, 2022, the assets held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Such securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Interest and dividend income resulting from these securities is included in income from investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at fair value at their issuance date and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The Public Warrants and Private Placement Warrants are equity classified (see Note 5).

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist of legal and other expenses incurred through the consolidated balance sheet date that are directly related to the Initial Public Offering. Offering costs are charged against the carrying value of Class A common stock or stockholders’ deficit based on the relative value of the shares of Class A common stock and the Warrants, as described below, to the proceeds received from the Units sold upon the completion of the Initial Public Offering. The Company incurred offering costs amounting to $13,308,754, consisting of $4,600,000 of cash underwriting fees, $8,050,000 of deferred underwriting fees and $658,754 of other offering costs in connection with the Initial Public Offering. At the time of the IPO, the Company recorded $12,512,144 of offering costs as a reduction of temporary equity and $796,610 of offering costs as a reduction of permanent equity.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Net Income Per Common Share

Net income per common share is computed by dividing net income (loss) by the weighted-average number of shares of Class A common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 23,725,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. The Company previously allocated earnings and losses to Class A common stock and Class V common stock under a methodology that assumed that accretion to redemption value was considered to be a dividend paid to the holders of shares of Class A common stock and that both Class A common stock and Class V common stock participated on a pro rata basis in undistributed earnings and losses. The Company has since determined that shares of Class V common stock do not have contractual participation rights and are not considered participating securities under the two-class method. As such, Class V common stock should not receive allocations of undistributed earnings and losses. The following tables reflect the previous and revised calculations of basic and diluted net income per common share of Beard Energy Transaction Acquisition Corp. (“BETA”) for each prior interim period of the current year, and each prior interim period restated (in dollars, except per share amounts):

			As Reported		Adjustment		As Revised
YTD	Weighted Average Share Counts		EPS	Income Allocated	EPS	Income	EPS	Income Allocated
Q2 2023	Class A	19,844,210	$0.15	$2,997,088	$-	$263	$0.15	$2,997,351
	Class V	5,751,250	-	263	-	(263)	-	-

			As Reported		Adjustment		As Revised
YTD	Weighted Average Share Counts		EPS	Income Allocated	EPS	Income	EPS	Income Allocated
Q3 2022	Class A	23,001,250	$0.02	$391,379	$(0.01)	$(242,375)	$0.01	$149,004
	Class V	5,751,250	(0.04)	(242,375)	0.04	242,375	0.00	—

			As Reported		Adjustment		As Revised
QTD	Weighted Average Share Counts		EPS	Income Allocated	EPS	Income	EPS	Income Allocated
Q1 2023	Class A	23,001,250	$0.07	$1,518,191	$(0.01)	$(250,660)	$0.06	$1,267,531
	Class V	5,751,250	(0.04)	(250,660)	0.04	250,660	—	—

			As Reported		Adjustment		As Revised
QTD	Weighted Average Share Counts		EPS	Income Allocated	EPS	Income	EPS	Income Allocated
Q2 2023	Class A	16,721,862	$0.08	$1,408,822	$0.02	$320,998	$0.10	$1,729,820
	Class V	5,751,250	0.06	320,997	(0.06)	(320,997)	—	—

			As Reported		Adjustment		As Revised
QTD	Weighted Average Share Counts		EPS	Income Allocated	EPS	Income	EPS	Income Allocated
Q3 2022	Class A	23,001,250	$0.03	$702,498	0.00	$(83,898)	$0.03	$618,551
	Class V	5,751,250	(0.01)	(83,947)	0.01	83,947	0.00	—

As of September 30, 2023 and December 31, 2022, no Founder Shares remain subject to forfeiture, as such the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and share in earnings. As a result, diluted income per share is the same as basic income per share for the period presented. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 23,725,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in accumulated deficit. On November 29, 2021, the Company recorded an adjustment to present the redeemable Class A common stock at redemption value of $30,362,644, of which $24,665,315 was recorded against additional paid-in capital and $5,697,329 was recorded in accumulated deficit. For the period ended December 31, 2022, the Company recorded a subsequent adjustment of $3,320,717 to present redeemable Class A common stock at redemption value, which was recorded in accumulated deficit. For the nine months ended September 30, 2023, the Company recorded adjustments totaling $3,894,009 to present redeemable Class A common stock at redemption value, which was recorded in accumulated deficit. For the nine months ended September 30, 2022, the Company recorded adjustments totaling $1,360,722 to present redeemable Class A common stock at redemption value, which was recorded in accumulated deficit.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to reimburse an affiliate of the Sponsor a total of up to $25,000 per month for administrative support as may be reasonably required by the Company. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. Pursuant to this administrative support agreement, the Company incurred $50,001 and $150,003 in expenses during the three and nine months ended September 30, 2023, respectively. The Company paid $0 and $100,002 in expenses under this agreement during the three and nine months ended September 30, 2023, respectively. The Company incurred $50,001 and $150,003 in expenses under this agreement during the three and nine months ended September 30, 2022, respectively. The Company paid $50,001 and $150,003 under this agreement during the three and nine months ended September 30, 2022, respectively. These amounts are included in operation and formation costs on the accompanying condensed consolidated statement of operations.

Advance from Related Party

The Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf. For the three and nine months ended September 30, 2023, payments of $205 and $3,955, were paid by certain affiliate employees for operational expenses on behalf of the Company, and $0 and $4,100 was repaid back to the certain affiliate employees, respectively. For the three and nine months ended September 30, 2022, there were no related party advances.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, there was no balance outstanding under the Working Capital Loans.

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

NOTE 6. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 7,128,354 and 23,001,250 shares of Class A common stock issued and outstanding, respectively, all of which were subject to possible redemption and were classified at their redemption value outside of stockholders’ deficit on the balance sheet.

Class V common stock — The Company is authorized to issue 20,000,000 shares of Class V common stock with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 5,751,250 shares of Class V common stock issued and outstanding.

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

The value of the Class B Units is classified as non-controlling interests and has a balance of $79,975 and $80,172 as of September 30, 2023 and December 31, 2022.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration and Stockholder Rights Agreement

The holders of the Founder Shares, Sponsor Shares, Private Placement Warrants and Public Warrants that may be issued upon conversion of working capital loans (and any shares of the Company’s Class A common stock issuable upon the exercise of the Private Placement Warrants or exchange of the Founder Shares issued upon exercise of the Private Placement Warrants and Public Warrants that may be issued upon conversion of working capital loans and upon exchange of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after the Founder Shares become exchangeable for the shares of Class A common stock). The holders of these securities, having at least $25 million in the aggregate, are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter purchased 3,000,000 Units to cover over-allotments at the Initial Public Offering price, less the underwriting commissions.

The underwriter was paid a cash underwriting discount of two percent (2%) of the gross proceeds of the Public Offering, or $4,600,000. Additionally, the underwriter will be entitled to a deferred underwriting commission of 3.5%, or $8,050,000, of the gross proceeds of the Public Offering held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. On May 18, 2023, the underwriters agreed to waive its their rights to its portion of the fee payable by the Company for deferred underwriting commissions of $8,050,000 upon, and subject only to, to consummation of the Business Combination with Suntuity. As of September 30, 2023, the conditions required for liability extinguishment have not been met as the liability has not been paid and the Company has not been legally released from being the primary obligor under the underwriting agreement as the waiver relates solely to the Business Combination with Suntuity and this Business Combination was not completed as of September 30, 2023.

BEARD ENERGY TRANSITION ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. INCOME TAX

The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 23.4% and 24.1%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 25.1% and 59.3%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and nine months ended September 30, 2023. The Company believes that, at this time, the use of the discrete method for the three and nine months ended September 30, 2023 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2023 (unaudited)
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$76,110,991	$76,110,991	$—	$—

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Investments held in Trust Account:
U.S. Treasury Securities Money Market Funds	$237,947,675	$237,947,675	$—	$—

The assets held in the Trust Account as of September 30, 2023 and December 31, 2022 are comprised solely of U.S. government securities or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

As of September 30, 2023 and December 31, 2022, we held cash of $316,543 and $1,076,578, respectively, current liabilities of $4,668,143 and $1,434,679, respectively, and deferred underwriting compensation of $8,050,000.

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

Support Agreement

In connection with the entry into the Business Combination Agreement, Acquiror and the Suntuity Chief Executive Officer (the “Requisite Company Member”), entered into a support agreement, pursuant to which, among other things, the Requisite Company Member agreed to execute and deliver a written consent approving the Business Combination Agreement within two business days after the effectiveness of the registration statement on Form S-4 and to vote in favor of the approval and adoption of the Business Combination Agreement.

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

Initial Extension Amendment Proposal

On May 25, 2023, we held a special meeting of stockholders to vote on, among other things, a proposal to amend and restate the Company’s Amended and Restated Certificate of Incorporation to (i) extend the date by which we must consummate a business combination (the “Initial Extension”) from 18 months (or 21 months if we chose to exercise our option to extend the period of time to consummate a business combination by an additional three months if Sponsor, or its affiliates or designees, deposited $2,300,250 into the Trust Account) to 25 months from the closing of our Public Offering (with no extension option) (the “Initial Extension Amendment Proposal”) and (ii) amend and restate the Investment Management Trust Agreement, dated November 23, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, to (a) reflect the Initial Extension and (b) make certain other non-substantive changes to the Trust Agreement. All of the proposals presented at the special meeting of stockholders were approved by our stockholders. As a result of the Initial Extension, the date by which the Company must consummate its business combination is now December 29, 2023.

Further, stockholders holding 15,872,896 shares of Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $165.7 million (or approximately $10.44 per share) was removed from the Trust Account to pay such holders. Following such redemptions, the Company has 7,128,354 shares of Class A common stock issued and outstanding and $76,110,991 remained in the Trust Account (i.e. approximately $10.68 per share of the Company’s Class A common stock).

Suntuity Promissory Note

In connection with the Initial Extension Amendment Proposal, Suntuity has agreed to assume Sponsor’s intended obligations to deposit into the Trust Account $160,000 on the thirtieth day of each month (or if such thirtieth day is not a business day, on the business day immediately preceding such thirtieth day, and except in the case of December 2023, when payment shall be made on the twenty-ninth day of the month) beginning on June 30, 2023, in exchange for a non-interest bearing, unsecured promissory note (the “Suntuity Promissory Note”) until the earlier of (a) the consummation of a business combination, (b) 25 months from the closing of our Public Offering, (c) the termination of the Business Combination Agreement in accordance with its terms, or (d) our voluntarily dissolution and liquidation as determined by our board of directors.

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

Second Extension

We intend to hold a special meeting of stockholders on November 29, 2023, in which our stockholders will vote on, among other things, whether to amend our Second Amended and Restated Certificate of Incorporation (our “Charter”) to extend the date by which the Company may consummate a business combination from 25 months to 36 months from the closing of the Company’s Public Offering (the “Extended Date”) or such earlier date as determined by our board of directors (the “Second Extension,” and such proposal, the “Second Extension Amendment Proposal”).

If the Second Extension Proposal is approved, such approval will constitute consent for the Company to (i) remove from the Trust Account an amount (the “Withdrawal Amount”) equal to (a) the number of public shares properly redeemed multiplied by (b) a per-share price equal to (I) the aggregate amount then on deposit in the Trust Account as of two business days prior to such approval, including interest not previously released to the Company to pay taxes (net of taxes payable), divided by (II) the number of then-outstanding public shares and Class A Units of Opco (other than any Class A Units held by the Company); and (ii) deliver to the holders of such redeemed public shares their portion of the Withdrawal Amount. In connection with the redemption of any public shares, a corresponding number of Class A Units of Opco held by us will also be redeemed. The remainder of such funds shall remain in the Trust Account and be available for use by the Company to complete the Business Combination on or before the Extended Date. Holders of public shares that do not redeem their public shares now, or that redeem their public shares but withdraw such redemption, will retain their redemption rights and their ability to vote on a business combination through the Extended Date (provided that they are a stockholder of record on the record date for a meeting to consider a business combination) if and when submitted to stockholders and if the Second Extension Proposal is approved. The Company intends to hold a separate meeting of stockholders to consider and approve the Business Combination Agreement and to send a proxy statement/prospectus to stockholders as of the record date for a meeting to consider the Business Combination.

If the Second Extension Proposal is approved, OpCo and Suntuity intend to amend the Suntuity Promissory Note, upon which amendment the obligation of Suntuity to make deposits into the Trust Account thereunder shall terminate immediately following the special meeting. If the Second Extension Proposal is approved, neither Suntuity nor any other party intends to deposit additional funds to the Trust Account.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On August 16, 2023, the Company received notice from the New York Stock Exchange (the “NYSE”) indicating that the Company was deficient in meeting the requirements of Section 303A.07(c) of the NYSE Listed Company Manual because the Company has not established and maintained an internal audit function within the one year period from the Company’s listing on the NYSE. The notice from the NYSE stated that, unless the Company cured the deficiency by August 22, 2023, the Company would be deemed noncompliant. The Company failed to cure the deficiency by August 22, 2023. As of the filing date of the financial statements, the Company has not been delisted. A delisting may adversely affect the Company’s ability to raise funds in the capital markets.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022 were organizational activities, and since the closing of our Public Offering, the search for a prospective initial business combination and entering into the Business Combination Agreement. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held after our Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended September 30, 2023, we had net income of $635,399, $976,867 of which resulted from interest and dividend income on investments held in the trust account, offset by operation and formation costs of $96,826, franchise tax expense of $50,000, and income tax expense of $194,642.

For the three months ended September 30, 2022, we had net income of $618,585, $1,038,232 of which resulted from interest and dividend income on investments held in the trust account, offset by operating and formation costs of $162,118, franchise tax expense of $50,000, and income tax expense of $207,529.

For the nine months ended September 30, 2023, we had net income of $3,632,913, $5,651,328 of which resulted from interest and dividend income on investments held in the trust account, offset by operating and formation costs of $713,136, franchise tax expense of $150,000, and income tax expense of $1,155,279.

For the nine months ended September 30, 2022, we had net income of $149,012, $1,360,721 of which resulted from interest and dividend income on investments held in trust account, offset by operating and formation costs of $844,561, franchise tax expense of $150,000, and $217,148 of income tax expense.

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

For the nine months ended September 30, 2023, net cash used in operating activities was $3,155,928, which was due to our net income of $3,632,913 and offset by changes in working capital of $1,137,513 and interest and dividend income of $5,651,328.

For the nine months ended September 30, 2022, net cash used in operating activities was $550,115, which was due to our net income of $149,012 and changes in working capital of $661,594, partially offset by interest and dividend income on investments held in trust account of $1,360,721.

For the nine months ended September 30, 2023, net cash provided by investing activities was $167,488,012, which was due to advances from Trust Account for payment to redeeming stockholders of $165,730,694 and $2,397,318 of advances from Trust Account for tax payments, offset in part by payments to Trust Account of $640,000.

There were no cash flows from investing activities September 30, 2022.

For the nine months ended September 30, 2023, net cash used in financing activities of $165,092,119 which was due to payments to redeeming stockholders of $165,730,694, advance to our Sponsor of $1,425, partially offset by proceeds from the Suntuity Promissory Note of $640,000.

For the nine months ended September 30, 2022, net cash provided by financing activities of $22 was comprised of proceeds from an advance from an affiliate of our sponsor of $1,966, offset in part by $1,944 in repayments of the advance from an affiliate of our sponsor.

As of September 30, 2023 and December 31, 2022, we had cash of $316,543 and $1,076,578 held outside the trust account, respectively. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination or to finance possible costs in connection with the contribution of an additional amount to be held in the trust account if we extend our time to complete an initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans and up to $2,300,250 of such extension funding loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of September 30, 2023, will not be sufficient to allow the Company to operate until December 29, 2023, the date at which the Company must complete a business combination. While the Company expects to have sufficient access to additional sources of capital under Working Capital Loans (as defined in Note 4), there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a business combination is not consummated by December 29, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed consolidated financial statements are issued.

On May 18, 2023, the Company, New PubCo, Merger Sub I, Merger Sub II, Suntuity, and Gregory A. Beard entered into the Business Combination Agreement.

Pursuant to the Suntuity Business Combination Agreement, the Company and Suntuity will become wholly-owned subsidiaries of New PubCo through a series of mergers. The Agreement specifically provides:

●	Each of New PubCo and the Merger Subs are newly formed entities that were formed for the sole purpose of entering into and consummating the transactions set forth in the Business Combination Agreement. New PubCo is a wholly-owned direct subsidiary of the Acquiror and each Merger Sub is a wholly-owned direct subsidiary of New PubCo.

●	On the Closing Date, each of the following transactions will occur in the following order: (i) the First Merger, with Acquiror surviving the First Merger as a wholly-owned subsidiary of New PubCo (the “First Surviving Company”); (ii) pursuant to a contribution agreement (a) Gregory Beard will contribute to New PubCo all of the Class A Units of OpCo held by him in exchange for an equal number of shares of New PubCo Class A Common Stock, (b) Sponsor will contribute to New PubCo all of the Class B units of OpCo held by it (after giving effect to any forfeitures pursuant to the Sponsor Agreement) in exchange for an equal number of shares of New PubCo Class A Common Stock and (c) all outstanding shares of New PubCo Class V Common Stock issued in the First Merger shall be cancelled for no consideration; and (iii) the Suntuity Merger, with Suntuity surviving the Suntuity Merger as a wholly-owned subsidiary of New PubCo. Following the transactions, the Company and Suntuity will be wholly-owned subsidiaries of New PubCo.

Each merger will become effective when a certificate of merger is filed with the Secretary of State of Delaware or the Secretary of State of New Jersey, as the case may be. The date and time at which the mergers become effective is defined as the “Effective Time.”

At the Effective Time, each share of Beard Class A Common Stock and Beard Class V Common Stock issued and outstanding immediately prior to the Effective Time being automatically converted into the right to receive one validly issued, fully paid and nonassessable share of New PubCo Class A Common Stock and New PubCo Class V Common Stock, respectively; each issued and outstanding Public Warrant (as defined in Note 5) and Private Warrant (as defined in Note 4) to purchase shares of Class A Common Stock of the Company that is outstanding immediately prior to the Effective Time, will convert automatically into a New PubCo Warrant; each outstanding Beard Unit will automatically be cancelled and exchanged for one New PubCo Unit, whereby each New PubCo Unit will be comprised of one share of New PubCo Class A Common Stock and one-half of one New PubCo Warrant; and; the Sponsor will forfeit up to 3,527,485 shares of New PubCo Common Stock, and forfeit up to an aggregate of up to 12,224,335 private placement warrants and transfer 50% of any warrants not forfeited to the equityholders of Suntuity.

At the Suntuity Merger Effective Time, the Suntuity membership interests (“Company Interests”) issued and outstanding immediately prior to the Suntuity Merger Effective Time will be cancelled and exchanged for (i) a number of shares of New PubCo Class A Common Stock equal to (x) 19,000,000 shares of New PubCo Class A Common Stock (the “Suntuity Consideration Shares”) divided by (y) the sum of the total number of Company Interests, including Company Interests subject to Company Restricted Unit Awards (as defined in the Business Combination Agreement), issued and outstanding immediately prior to the Suntuity Merger Effective Time and (ii) a number of New PubCo Warrants pursuant to the Sponsor Agreement.

Each Company Restricted Unit Award that is outstanding as of immediately prior to the Suntuity Merger Effective Time, shall, effective as of the Suntuity Merger Effective Time, cease to represent a Company Restricted Unit Award and thereafter constitute an award, on the same terms and conditions, with respect to the number of shares of New PubCo Class A Common Stock equal to (x) the Suntuity Consideration Shares divided by (y) the sum of the total number of Company Interest, including Company Interests subject to Company Restricted Unit Awards, issued and outstanding immediately prior to the Suntuity Merger Effective Time.

The aggregate consideration to be paid to the equityholders of Suntuity in the Mergers will consist of 19,000,000 newly issued shares of New PubCo Class A Common Stock.

On May 26, 2023, Suntuity agreed to loan the Company up to $1,120,000 in connection with the extension payments. Beginning on June 30, 2023, and thereafter on the thirtieth day of each month (or if such thirtieth day is not a business day, on the business day immediately preceding such thirtieth day, and except in the case of December 2023, when payment shall be made on the twenty-ninth of the month) until the earliest to occur of: (i) the consummation of the Business Combination; the (ii) date on which the Business Combination Agreement is terminated pursuant to its terms, (iii) December 29, 2023; and (iv) if the Business Combination is not consummated, the date of the liquidation of the Trust Account, as determined in the sole discretion of our board of directors, Suntuity shall advance directly to the Trust Account $160,000. The outstanding balance under the Promissory Note of as of the date of this filing amounted to an aggregate of $800,000. As of September 30, 2023, the outstanding balance under the Promissory Note amounted to an aggregate of $640,000.

In connection with the Business Combination Agreement dated May 18, 2023, Suntuity agreed to reimburse all expenses incurred in connection with the Business Combination Agreement, whether or not the Business Combination is consummated; Suntuity shall pay or cause to be paid (i) the unpaid expenses of the Company incurred in connection with the Business Combination Agreement and (ii) any expenses of the Company or the Sponsor incurred in connection with the Business Combination Agreement; including, for the avoidance of doubt, (a) any Deferred IPO Fees, and (b) any fees, costs and expenses of counsel, accountants or other advisors or service providers.

Management plans to address the going concern uncertainty through a Business Combination as discussed above. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the Combination Period (as defined in Note 1 in the accompanying condensed consolidated financial statements). The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

The Company received the notice of noncompliance from the New York Stock Exchange on August 16, 2023, as noted in Note 1 under the section “Liquidity, Capital Resources, and Going Concern”. A delisting may adversely affect the Company’s ability to raise funds in the capital markets.

Related Party Transactions

Administrative Support Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering, to reimburse an affiliate of the Sponsor a total of up to $25,000 per month for administrative support as may be reasonably required by the Company. Upon the completion of an initial Business Combination, the Company will cease paying these monthly fees. Pursuant to this administrative support agreement, the Company incurred $50,001 and $150,003 in expenses during the three and nine months ended September 30, 2023. The Company paid $0 and $100,102 in expenses under this agreement during the three and nine months ended September 30, 2023. The Company incurred $50,001 and $150,003 in expenses under this agreement during the three and nine months ended September 30, 2022, respectively. The Company paid $50,001 and $150,003 under this agreement during the three and nine months ended September 30, 2022, respectively. These amounts are included in operation and formation costs on the accompanying condensed consolidated statements of operations.

Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on the Company’s behalf. For the three and nine months ended September 30, 2023, payments of $205 and $3,995 were paid by certain affiliate employees for operational expenses on behalf of the Company, and $0 and $4,100 was repaid back to the certain affiliate employees, respectively. For the three and nine months ended September 30, 2022, there were no related party advances.

Related Party Loans

In order to finance transaction costs in connection with an intended business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds held in the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, there was no balance outstanding under the Working Capital Loans.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023 and December 31, 2022.

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

The underwriter was paid a cash underwriting discount of two percent (2%) of the gross proceeds of the initial public offering, or $4,600,000. Additionally, the underwriter will be entitled to a deferred underwriting commission of 3.5%, or $8,050,000, of the gross proceeds of the initial public offering held in the Trust Account upon the completion of our initial business combination subject to the terms of the underwriting agreement. On May 18, 2023, the underwriters agreed to waive its their rights to its portion of the fee payable by the Company for deferred underwriting commissions of $8,050,000 upon, and subject only to, to consummation of the Business Combination with Suntuity. As of September 30, 2023, the conditions required for liability extinguishment have not been met as the liability has not been paid and the Company has not been legally released from being the primary obligor under the underwriting agreement as the waiver relates solely to the Business Combination with Suntuity and this Business Combination was not completed as of September 30, 2023.

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

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at fair value at their issuance date and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The warrants sold as part of the units in our Public Offering (“public warrants”) and Private Placement Warrants are equity classified.

Class A common stock subject to redemption

All of the 23,000,000 shares of Class A common stock sold as part of the units in our initial public offering and the 1,250 shares of Class A common stock purchased by an affiliate of our Sponsor on February 9, 2021 contain a redemption feature which allows for the redemption of such shares in connection with our liquidation if there is a stockholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our Charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares of common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480.

We recognize changes in redemption value as it occurs and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in accumulated deficit.

Net Income Per Common Share

Net income per common share is computed by dividing net income (loss) by the weighted-average number of shares of Class A common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 23,725,000 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. The Company previously allocated earnings and losses to Class A common stock and Class V common stock under a methodology that assumed that accretion to redemption value was considered to be a dividend paid to the holders of shares of Class A common stock and that both Class A common stock and Class V common stock participated on a pro rata basis in undistributed earnings and losses. The Company has since determined that shares of Class V common stock do not have contractual participation rights and are not considered participating securities under the two-class method. As such, Class V common stock should not receive allocations of undistributed earnings and losses. refer to Note 2 for the disclosure of the previous and revised calculations of basic and diluted net income per common share of Beard Energy Transaction Acquisition Corp. for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

As of September 30, 2023, the Company had a working capital deficit of $291,938, including $316,543 in its operating bank account. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of September 30, 2023, will not be sufficient to allow the Company to operate until December 29, 2023, the date at which the Company must complete a business combination. While the Company expects to have sufficient access to additional sources of capital under the Working Capital Loans, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available if necessary. Further, if a business combination is not consummated by December 29, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements are issued.

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

There can be no assurance that the Initial Extension or the Second Extension, if approved, will enable us to consummate a business combination.

On May 25, 2023, we held a special meeting of stockholders in which our stockholders voted on, among other things, the Initial Extension Amendment Proposal. The Initial Extension Amendment Proposal and all other proposals were approved. Further, we are seeking a Second Extension. Even if the Second Extension Amendment Proposal is approved, we can provide no assurances that our initial Business Combination will be consummated prior to the Extended Date, whether under the current definitive agreement or otherwise. Our ability to consummate any Business Combination is dependent on a variety of factors, many of which are beyond our control.

The Company expects to seek stockholder approval of a business combination. Even if a business combination is approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate a business combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with the Second Extension and a business combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we instructed the trustee to liquidate the investments held in the Trust Account, effective October 19, 2023, and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation, which may limit the interest income available for payment of taxes and dissolution expenses or for distribution to public stockholders.

The funds in the Trust Account had, since our Public Offering, been invested only in U.S. government treasury obligations with maturities of 185 days or less or in certain money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in U.S. government treasury obligations. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account, effective October 19, 2023, and thereafter to hold all funds in the Trust Account as cash items in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or the liquidation of the Company.

The Company, effective October 19, 2023, converted its investments in the Trust Account into cash, which will remain in the Trust Account. While we maintain the funds in the Trust Account in cash in an interest-bearing demand deposit account, we may receive lower interest on the funds held in such deposit account (as compared to investing such funds in interest-bearing U.S. government securities); however, we cannot assure you that such rate on the deposit account will not decrease or increase significantly. Furthermore, interest previously earned on the funds held in the Trust Account still may be released to pay taxes of the Company and Opco. As a result, holding all funds in the Trust Account in cash items may reduce the dollar amount our public stockholders would receive upon any redemption of the public shares or our liquidation.

The NYSE may delist our securities from trading on its exchange following stockholder redemptions in connection with the Second Extension, which could limit investors’ ability to make transactions in our securities and subject us to additional adverse consequences.

The NYSE will promptly initiate suspension and delisting procedures with respect to a listed acquisition company prior to the consummation of its initial business combination if:

●	its average aggregate global market capitalization is below $50,000,000 or the average aggregate global market capitalization attributable to publicly held shares is below $40,000,000, in each case over 30 consecutive trading days (not including shares held by directors, officers or their immediate family members and other concentrated holders of 10% or more of such issuer’s outstanding shares);

●	the total number of holders of public shares is less than 300 (including beneficial holders in addition to holders of record, but excluding directors, officers or their immediate family members and other concentrated holders of 10% or more such issuer’s outstanding shares);

●	the number of total stockholders is less than 1,200 (including beneficial holders in addition to holders of record) and the average monthly trading volume is less than 100,000 shares for the most recent 12 months; or

●	the number of publicly-held shares is less than 600,000, provided that if the unit of trading is less than 100 shares this requirement is reduced proportionately (excluding shares held by directors, officers or their immediate family members and other concentrated holders of 10% or more such issuer’s outstanding shares).

If our Class A common stock fails to meet the NYSE’s continued listing requirements following stockholder redemptions in connection with the special meeting, the NYSE may delist our Class A common stock from trading on its exchange. Additionally, if our Class A common stock fails to meet the NYSE’s continued listing requirements, we expect that our units and warrants will fail to meet the NYSE’s continued listing requirements for those securities. We cannot assure you that any of our Class A common stock, units or warrants will be able to meet any of the NYSE’s continued listing requirements following the special meeting and any related stockholder redemptions of our Class A common stock or continue trading on the NYSE’s exchange.

On August 16, 2023, the NYSE notified us that we were deficient in meeting the requirement of Section 303A.07(c) of the NYSE Listed Company Manual, which requires us, within one year of our initial listing on the NYSE, to establish and maintain an internal audit function. We did not cure this deficiency within the applicable grace period; accordingly the NYSE may be more inclined to initiate proceedings to delist our securities than would otherwise be the case if such deficiency had been cured.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the National Securities Markets Improvement Act of 1996, which is a federal statute that prevents or preempts the states from regulating the sale of certain securities, and we would be subject to regulation in each state in which we offer our securities. Even if we remain listed on the NYSE and our securities continue to qualify as covered securities, the federal statute allows the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states.

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

BEARD ENERGY TRANSITION ACQUISITION CORP.

Date: November 13, 2023	By:	/s/ Sarah James
	Name:	Sarah James
	Title:	Chief Financial Officer and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial Officer)